Form 10QSB
period 2000-06-30
CYCO NET INC
filed 2000-11-06
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to _____________

                        Commission file number 000-30244


                                 CYCO.NET, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                 13-3389415
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

               4201 G. Yale Boulevard, NE, Albuquerque, New Mexico
                    (Address of principal executive offices)

                                 (505) 344-9643
                           (Issuer's telephone number)

                  600 Central Avenue, SW, Albuquerque, NM 87102
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,890,419 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by mark whether the registrant (1) has filed all to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and(2) has bee subject to filing requirements for the past 90 days.
 Yes [ ] No [x]

                         PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     Cyconet, Inc. and Subsidiary
                 Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1999 and 2000
                              (Unaudited)

                                                               1999           2000
                                                             --------       --------
Cash flows from operating activities:
    Net cash provided by (used in) operating activities      $(20,031)      $  5,656
                                                             --------       --------
Cash flows from investing activities:
    Net cash provided by investing activities                      --             --
                                                             --------       --------
Cash flows from financing activities:
      Net cash provided by financing activities                32,000         54,482
                                                             --------       --------
Net increase (decrease) in cash                                11,969         60,138
Beginning - cash balance                                           --         10,737
                                                             --------       --------
Ending - cash balance                                        $ 11,969       $ 70,875
                                                             ========       ========


          See accompanying notes to consolidated financial statements.

                                 Cyco.net, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)
(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999 including notes thereto included in the Company's Form 10-SB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

(3)      Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of June 30, 2000.

(4)      Reclassifications

Certain amounts included in the accompanying financial statements from the previous year have been reclassified to conform to the current year's presentation.

(5)      Marketable Securities

The Company's marketable securities consist of an investment in equity securities and are classified as available for sale. The net unrealized gains (losses) are included in accumulated other comprehensive income as a component of stockholders' equity.

Marketable securities consist of the following at June 30, 2000:

                                          Amortized    Fair Market   Unrealized
                                            Cost          Value      Gain (loss)
                                          ---------    -----------   -----------
Prime Companies, Inc (25,000 shares)      $  50,000    $    29,688   $   (20,312)

                                 Cyco.net, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)
                                   (Continued)

(6)      Stockholders' Equity

During the period from January through June, 2000, the Company issued 420,000 shares of its $0.001 par value common stock to various investors at prices ranging from $0.05 to $0.10 per share for cash aggregating $32,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cyco.Net has been focusing on maximizing the number of hits or visitors per day. As more visitors visit Cyco.Net, the Company is positioning itself to take advantage of the audience it is attracting. Currently, through its E-Commerce websites, abbakisomkes.com and cycocigs.com, it is attracting many customers for the sale of cigarettes. These Customers are potential customers for a plethora of products and services that will be provided by the site, its owned companies, affiliates and advisors.

Cyco.Net is continuing with its 12 month focus to tend to sales growth and gain additional traffic to its e-commerce sites by:

         o locating appropriate facilities in which to conduct shipping of product.

         o Launching an affiliate program to build traffic to its e-commerce sites.

         o Advertising through print ads, e-newsletters and e-mails to target markets.

         o Continue funding efforts o Maintain and add features to the Cyco.net site, i.e. location cameras providing live feed from worldwide locations of interest.

         o Pursue advertising contracts from major tobacco and spirit manufacturers.

         o Hire additional employees as needed. The hiring of 1-2 employees is projected in the next 12 months.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2. CHANGES IN SECURITIES.

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. OTHER INFORMATION.

         On June 8, 2000, the Company issued a total of 50,000 shares of its
0.001 par value stock to Patrick L. Kinsella at a purchase price of $0.10 per share, total funds received $5,000. Share price of this private placement was arbitrarily determined.

         On June 22, 2000, the Company issued a total of 50,000 shares of its
0.001 par value stock to Aztec Trust at a purchase price of $0.10 per share, total funds received $5,000. Share price of this private placement was arbitrarily determined.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         Not Applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCO.NET, Inc.
                                    (Registrant)

      Date   11-6-2000              /s/ RICHARD A. URREA
          -----------------------   ---------------------------------------
                                    Richard A. Urrea, President

      Date   11-6-2000              /s/ DANIEL URREA
          -----------------------   ---------------------------------------
                                    Daniel Urrea, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27             Financial Data Schedule