Form 10QSB/A
period 2000-06-30
CYCO NET INC
filed 2000-11-22
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,890,419 shares of common stock.

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

                         PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           Cyconet, Inc. and Subsidiary
                            Consolidated Balance Sheet
                                   June 30, 2000
                                    (Unaudited)





ASSETS

Current Assets:
   Cash                                                               $  70,875
    Accounts receivable                                                  68,474
    Other receivables                                                    33,204
    Inventory                                                             1,724
                                                                      ---------
      Total Current Assets                                              174,277
                                                                      ---------

Other assets
   Available for sale securities                                         29,688
                                                                      ---------

                                                                      $ 203,965
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                              $ 139,310
   Note payable                                                          10,000
   Due to officers                                                       25,482
                                                                      ---------
      Total Current Liabilities                                         174,792
                                                                      ---------

Stockholders' equity
Common stock, $0.001 par value,
   30,000,000 shares authorized,
   20,360,419 issued and outstanding                                     20,360
Additional paid in capital                                              185,845
Accumulated deficit                                                    (156,720)
Accumulated other comprehensive income:
   Unrealized (loss) on available for sale securities                   (20,312)
                                                                      ---------
      Total stockholders' equity                                         29,173
                                                                      ---------

                                                                      $ 203,965
                                                                      =========




          See accompanying notes to consolidated financial statements.

                          Cyconet, Inc. and Subsidiary
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1999 and 2000
                                   (Unaudited)





                                                       1999            2000
                                                   ------------    ------------
Revenue                                            $         --    $    652,029

Operating expenses:
  Cost of sales                                              --         578,091
  General and administrative expenses                    26,638          90,216
                                                   ------------    ------------
                                                         26,638         668,307

Net income (loss)                                       (26,638)        (16,278)

Other comprehensive income:
  Unrealized gain (loss) on available for
   sale securities                                           --          21,876
                                                   ------------    ------------

Comprehensive income (loss)                        $    (26,638)   $      5,598
                                                   ============    ============

Per share information:

 Weighted average shares outstanding - basic and
  fully diluted                                       7,327,033      20,219,210
                                                   ============    ============

 Net income (loss) per share - basic and fully
  diluted                                          $      (0.00)      $ (0.00))
                                                   ============    ============



          See accompanying notes to consolidated financial statements.

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

                                    CYCO.NET, Inc.
                                    (Registrant)


      Date   11-21-2000             /s/ RICHARD A. URREA
          -----------------------   ---------------------------------------

                                    Richard A. Urrea, President


      Date   11-21-2000             /s/ DANIEL URREA
          -----------------------   ---------------------------------------

                                    Daniel Urrea, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27             Financial Data Schedule