Form 10QSB
period 2000-09-30
CYCO NET INC
filed 2001-01-04
CIK 1053113

================================================================================
SEC       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334      IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
(6-00)    DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
================================================================================

                                                       -------------------------
                                                            OMB APPROVAL
                                                       -------------------------
                                                       OMB Number: 3235-0416
                                                       Expires: April 30,2003
                                                       -------------------------
                                                       Estimated average burden
                                                       hours per response: 32.00
                                                       -------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
[x]   EXCHANGE ACT OF 1934

                 For the quarterly period ended September 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from               to
                                             --------------   ---------------
               Commission file number
                                      ----------------------------------------

                                 CYCO.NET, INC.
       (Exact name of small business issuer as specified in its charter)

                    Nevada
(State or other jurisdiction of incorporation or            13-3389415
                   organization)                   (IRS Employer Identification No.)

              4201 G. Yale Boulevard, NE, Albuquerque, New Mexico
                    (Address of principal executive offices)

                                 (505) 344-9643
                          (Issuer's telephone number)


                 600 Central Avenue, SW, Albuquerque, NM 87102
   (Former name, former address and former fiscal year, if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,890,419 shares of common stock. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x] Indicate by mark whether the registrant (1) has filed all to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [x]

                                      INDEX

Part I - Financial Information
     Item 1. Financial Statements
             Consolidated Balance Sheet September 30, 2000
             Consolidated Statements of Operations
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
     Item 2. Management's Discussion and Analysis or Plan Of Operation

Part II - Other Information
     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                          Cyconet, Inc. and Subsidiary
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)


ASSETS


Current Assets:
   Cash                                                         $        47,517
    Accounts receivable                                                 129,759
    Other receivables                                                    37,072
    Inventory                                                             5,920
                                                                ---------------
      Total Current Assets                                              220,268
                                                                ---------------

Property and equipment, net                                                 640

Other assets                                                             25,700
                                                                ---------------

                                                                $       246,608
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                        $       199,603
   Note payable                                                          10,000
                                                                ---------------
      Total Current Liabilities                                         209,603
                                                                ---------------

Stockholders' equity
Common stock, $0.001 par value,
   30,000,000 shares authorized,
   20,360,419 issued and outstanding                                     20,916
Additional paid in capital                                              240,889
Accumulated deficit                                                    (224,800)
                                                                ---------------
      Total stockholders' equity                                         37,005
                                                                ---------------
                                                                $       246,608
                                                                ===============

                          Cyconet, Inc. and Subsidiary
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended Septembar 30, 1999 and 2000
                                   (Unaudited)


                                                                          Three Months                      Nine Months
                                                                 ------------------------------    ------------------------------
                                                                     1999              2000             1999             2000
                                                                 -------------    -------------    -------------    -------------
Revenue                                                          $          --    $     783,092    $          --    $   1,435,121

Operating expenses:
  Cost of sales                                                             --          681,458               --        1,259,549
  General and administrative expenses                                   78,099          144,222          104,737          234,438
                                                                 -------------    -------------    -------------    -------------
                                                                        78,099          825,680          104,737        1,493,987

(Loss) from operations                                                 (78,099)         (42,588)        (104,737)         (58,866)

Other income (expense)
  Realized (loss) on marketable securities                                  --          (25,492)              --          (25,492)
                                                                 -------------    -------------    -------------    -------------

Net (loss)                                                             (78,099)         (68,080)        (104,737)         (84,358)

Other comprehensive income:
  Unrealized gain on available for sale securities                          --           20,312               --            4,688
                                                                 -------------    -------------    -------------    -------------

Comprehensive (loss)                                             $     (78,099)   $     (47,768)   $    (104,737)   $     (79,670)
                                                                 =============    =============    =============    =============

Per share information:

 Weighted average shares outstanding - basic and fully diluted      19,337,086       20,816,752       16,621,700       20,409,120
                                                                 =============    =============    =============    =============

 Net (loss) per share - basic and fully diluted                  $       (0.00)       $ (0.00))       $ (0.01)0)       $ (0.00)1)
                                                                 =============    =============    =============    =============

                          Cyconet, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                                      1999            2000
                                                  ------------    ------------
Cash flows from operating activities:
    Net cash (used in) operating activities       $    (69,036)   $    (46,088)
                                                  ------------    ------------

Cash flows from investing  activities:
    Net cash provided by investing activities               --          23,868
                                                  ------------    ------------

Cash flows from financing activities:
      Net cash provided by financing activities         69,500          59,000
                                                  ------------    ------------

Net increase in cash                                       464          36,780

Beginning - cash balance                                    --          10,737
                                                  ------------    ------------

Ending - cash balance                             $        464    $     47,517
                                                  ============    ============

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

Financial Condition

For the third quarter of the year 2000, Cycocigs.com and Aabakismokes have produced the following revenue from the sale of cigarettes:

                         Cost of Goods              Revenue                  Gross Margin
July 2000                   219,953.                 234,302                   14,349
August 2000                 244,479                  264,964                   20,485
September 2000              262,294                  283,789                   21,495

The company has repaid the note to Francisco Urrea in the amount of $18,000.00. On August 9, 2000, the company entered into an extension of the agreement with the May Davis Trust whereby the Commitment period was extended to 24 months from the original 12 months. The Line of Credit Agreement now will expire in August 2001.

Liquidity

Liquidity is an ongoing concern of the Company. The Company is continuing to seek funds from private placements until such time as the Company becomes re-listed on the OTC BB, at which time funds will become available from the May Davis Trust pursuant to the Line of Credit Agreement.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable

ITEM 2. CHANGES IN SECURITIES.

               Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

         On September 15, 2000, the Company issued 6000 shares of its 0.001 par value common stock to John J. Barnaba Jr. for Electrician Services rendered.

         On September 15, 2000, the Company issued 50,000 shares of its 0.001 par value common stock to Doug Fenton at $.10 per share. Total funds received $5,000. Share price of this private placement was arbitrarily determined.

         Cyco.net entered into an agreement with Ryan S. Diederich of ProSoft Inc. for Cyco.Net to acquire the domain name http://www.krwtobacco.com/. The effective date of the purchase was August 1, 2000. The terms of the agreement provide that payment for the domain name shall be 250,000 shares of Cyco.net stock. The stock issued is restricted pursuant to the provisions of SEC Rule 144.

         Cyco.Net has moved it's principal location to 4201 G. Yale Boulevard, N.E., Albuquerque, New Mexico 87107. The effective date of the lease is August 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 99 May Davis Extension Agreement

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCO.NET, Inc.
                                          (Registrant)

Date   January 4, 2001                    /s/ RICHARD A. URREA
     -------------------------------      -------------------------------------
                                          Richard A. Urrea, President

Date   January 4, 2001                    /s/ DANIEL URREA
     -------------------------------      -------------------------------------
                                          Daniel Urrea, Chief Financial Officer


*Print the name and title of each signing officer under his signature.

http://www.sec.gov/smbus/forms/10qsb.htm
Last update: 06/07/2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 99                 May Davis Extension Agreement