Form 10QSB
period 1999-09-30
CYCO NET INC
filed 2001-02-16
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                       of Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999




                                  Cyco.Net Inc.
                 (Name of Small Business Issuer in its charter)


 Nevada                                       13-3389415
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

     4201 G. Yale Boulevard, NE Suite G
     Albuquerque, New Mexico                               87107
(Address of principal executive offices)                 (Zip Code)


                                 (505) 344-9425
                           (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

Common Stock, $0.001 par value                         OTC


Securities to be registered under Section 12(g) of the Act:



                                      None

CYCO.NET, INCORPORATED


PART I


ITEM 1 - DESCRIPTION OF BUSINESS

Cyco.Net, Incorporated is the successor corporation to AVE, Incorporated. Cyco.Net is an e-commerce business. The main web site is in the form of an "e" zine, similar to a magazine except that it is only available on-line. The web site is www.Cyco.net. It currently has two fully operational ancillary sites which are in the market of selling cigarettes on-line. Also the Company has registered the sites of digidarkroom.com, and cyconet.com, psychocigs.com, which are not operating at this time.


A.  CORE BUSINESS

CYCO.NET, Inc. (hereafter the "Company") was established in December 1998 to develop a network of web based companies. These companies are centered around a central web site called cyco.net (www.cyco.net). This site is a lighthearted destination that presents the Internet to individuals through quick wit, interesting links and other standard Internet offerings (i.e. stock quotes, horoscopes, etc.). The goal of this site is to provide the Internet User with a starting point for their daily excursions into the World Wide Web. It is intended to put the most interesting of the millions of sites on the web at site visitors' fingertips. The focus is to provide a virtual atmosphere of sophistication, intelligence and cunning.

The site is formatted as a weekly, soon to be daily, magazine or "e-zine". Content varies according to the weekly topic - i.e., interviews, short comical lists, photographs and stories. Topics vary, and can consist of anything from contemporary entertainment venues, travel destinations, fashions, sports or financial markets. The goal is to provide the user information across a wide range of interests, with striking and informative links relating to the current topic.

The home page consists of a photograph reflecting the current topic. Superimposed on the photograph are links to various sites on the Internet. Links are of three types. First, there are standard links provided by most every launch site, including news, horoscopes and stock quotes. These links are provided for the convenience of the viewer, and are not considered the main draw of the site.

Secondly, are the temporary, topic specific links. Temporary links relate directly to the topic and will change accordingly. Examples of these links include historical and cultural information, available activities, photographs, travel information or discussion groups. For example, when the topic was the Taj Mahal, the site linked to an Intel site that had a virtual tour of the structure, a short history of the Taj Mahal, a picture galleries and information of the surrounding area. Effort is made to provide viewers instant and concise information they might not search for on their own.

Last, there are the topic specific e-commerce links. These links take the viewer to sites that provide products and services directly related to the current subject. The site will provide links to vendors like Amazon.com, where the viewer can buy a book for more information, or to Abercrombie & Kent, a travel web site, in order to purchase an airline ticket or book a cruise on a ship.

In effort to attract loyal viewers, Cyco.Net does not require registration information or fees to access the site. The Company believes such barriers inhibit users to peruse the site in depth. Reason being, many people are reluctant to provide personal data over the Internet.

Cyco.Net will focus on maximizing the number of hits or visitors a day. As more and more customers visit CYCO.NET, the Company will position itself to take advantage of the audience that CYCO.NET is attracting. This will be accomplished by building e-businesses, which will sell products and services to the CYCO.NET visitors. Every CYCO.NET visitor is a potential customer for a plethora of products and services that will be provided by the site, its owned companies, affiliates and advertisers.


B.  CYCOCIGS.COM AND AABAKISMOKES.COM

In November of 1999, the Company opened its first E-Commerce web site. The site, www.cycocigs.com, sells cigarettes over the Internet. In March 2000, the Company opened its second E-commerce web site. The site, Aabakismokes.com also sells cigarettes over the Internet. New Mexico state laws allows the Company to sell out of state without paying the state excise tax on cigarettes, thus enabling the Company to provide customers with their favorite name brand cigarettes at discounted prices.

The first page of each web site, provides a pull down menu listing all available brands of cigarettes. Once a brand is selected, obtainable styles are listed. From there, the customer places desired cigarettes into a shopping cart that details total quantities ordered, unit costs, shipping charges, and the total cost of the order. This page also provides an opportunity to place additional orders, and continually scheduled shipments to the customer. To complete the order, customers enter a secure site to provide form of payment.

The site accepts Visa, Mastercard, Discover Card, and American Express. With credit card orders, the Company is paid before the order is shipped. Age is verified because credit card holders must be 18 years old. Any credit cards issued to minors must be co-signed by a parent or guardian who receives monthly itemized statements. Faxed photo identification is requested, anytime a customer's age is in question.

Customers must agree to the following terms of sale to complete their order.

1. Billing address must be used as shipping address to verify the age of recipient.

2. Billing addresses outside the USA or within the state of New Mexico are prohibited.

3.   Purchaser must be 18 years of age.

4.   Purchaser agrees not to resell or retail any part of their order.

5. Limit of 10 cartons per brand per customer per order. These terms are listed in several places, as well as on the final checkout page.

Orders placed Monday-Thursday before 5pm Mountain Standard Time are shipped the next day. Orders received Friday-Sunday are shipped on Monday. All orders are shipped via United States Postal Service 2-3 day priority mail. This has proven to be the most cost effective method of shipping.

Along with creating e-businesses, the Company has affiliated itself via links, with several larger e-commerce sites such as Amazon.com, Lobster.net and Tavalo.com. Being an affiliate entitles the Company to a commission on sales derived from visitors of Cyco.net. If a user goes to Amazon.com, from the link on Cyco.net, and makes a purchase, then the Company is entitled to a percentage of that sale. At this time, no revenues have been realized from any affiliate programs. Such affiliate programs are not unique to Cyco.net. Currently Amazon.com has over 500,000 affiliates.

The Company seeks to gain revenue by contracting advertisers on the Cyco.net site. Although the Company is having ongoing discussions toward this end, there are currently no agreements with advertisers. No assurance can be given that any arrangements will be established, or that, if established, the marketing and operating arrangements proposed to be utilized by the Company can be successfully implemented.

The Company sees an advantage in targeting the Tobacco and Spirits companies as its major advertisers. With regards to the Tobacco and Spirits companies, these advertisers are quickly losing their current mediums, including billboard advertisements and as major sports sponsors. The only current advertising medium in the United states for the Tobacco and Spirit industries are print ads and the Internet. Many of the larger Internet sites, like Yahoo, do not accept advertising from tobacco and spirit companies because of the unhealthy stigma associated with these products. Tobacco and spirit companies are shunned by current major Internet operators, who in turn, are leaving billions of dollars worth of advertising on the table. In turn, rising anti-alcohol and tobacco sentiment might cause some Internet users to ban or boycott companies, such as Cyco.net, who promote products from these industries.


C.  INDUSTRY ANALYSIS

The Internet is a virtual world. In this world a complete society exists. People work, play, learn, communicate and shop all at the touch of a button from their home or office. The Internet gives almost unfettered access to communication, information and products to the user. At the same time, the Internet gives advertisers almost unlimited access to the consumer. The Internet has become an open market where anyone can locate almost any product they want.

Explosive Growth

The Internet is the fastest growing medium of communication in History. It has only taken 5 years to reach 50 million U.S. users, while Cable required 10 years, television took 13 years and radio needed 38 years. By the end of 1998 the Internet had attracted 63 million US viewers, and is expected to have 149 million US viewers by the year 2002. At the same time World Wide Web users are expected to grow from 142 million in 1998 to 399 million by 2002 (Source: Yahoo.com (Source: IDC, March 99)).

Frenzied Spending

According to IDC, the web is projected to grow from around 97.7 million U.S. users (all ages) at the end of 1999 to 177 million users by the year 2002. (Source: IDC March 1999, IDC December 1999, Last revised: January 20, 2000) Spending on the web is also growing exponentially. US ecommerce revenue is projected to grow from around $80 billion dollars at the end of 1999 to $726 billion by the year 2003. Worldwide ecommerce revenue is expected to increase from $131 billion in 1999 to $1.6 trillion by year 2003. (Source: IDC, January
2000)

E-Commerce

As stated before, the Internet is like an open-air market where anyone can set up a booth and trade their wares. People from all over the world open booths (web sites) and sell everything from photographs to cars. Practically any product a consumer wants can be bought on the Internet. People in rural areas have instant access to items without travel.

Advertising

Like all other mediums of communication, a major source of revenues is advertising. But the Internet is different from all other means of communication. The difference is in the way people experience the Internet. In this medium, the viewer is actively involved in what is being presented. Users make involved choices as to what they are seeing. They do not passively accept information as they do when watching TV or reading the newspaper. This highly attentive state creates an interaction that builds brand value even as it drives consumer action (Source: Yahoo.com (Source: IAB, Oct 1998, Last Revised: Nov. 17, 1998)) Unlike other mediums of communication, the Internet, as a whole, is experiencing a growth spurt in advertising revenues. Between 1996 and 1997, ad spending on the Internet rose from $220.5 million to $544.8 million (Source:
AdAge.com). This represents an increase of 147.1%. The second largest growth in advertising revenues was seen in the outdoor arena with only a 32% increase (Source: AdAge.com). That is a difference of 115%. No other advertising medium is near to this type of growth in revenues.

Global Market

While Internet Companies compete with global competitors, they also service a global market. Along with the million or so web sites on the Internet, there are several million customers on the Internet. By the end of 1998, there were 63 million U.S. viewers and 142 million global viewers (Source: Yahoo.com (Source:
IDC, March 99)). Another benefit of the Internet is the low capital requirements to enter the market. For a fraction of the cost of starting a landed store, Internet companies can set up a web site and begin making sales. Low overhead enables e-companies to be profitable with smaller profit margins, selling their products at a considerable savings to the customer, at any hour of the day. E-companies can deliver products and prices that are not available locally to many consumers. It is the goal of Cyco.net to find such regularly consumed products and offer them to customers at competitive prices. Such is the case in incorporating Cyco.cigs and

Aabakismokes.com, the Company's fully operational, revenue generating, cigarette e-business.



D.  RISKS

There are several risks associated with e-commerce businesses. The Internet is a highly competitive arena. Internet operators are not only competing with geographically local companies, they must also compete with companies from all over the world. With the millions of sites already on the Internet, it is easy to be overlooked. E-Businesses rely on their servers to be operational. Server failure results in lost business.

FEAR OF THE INTERNET

Additionally, many Internet users view E-businesses as risky. People are often reluctant to purchase online, despite the promise of secure transactions. People are wary of relinquishing personal data, including credit card information, over the Internet. Potential customers may incur difficulty finding particular sites, due to domain name confusion, i.e. Cyco.com (Cyco Software Company) vs. Cyco.net. Companies risk losing customers who utilize search engines, because competitors are listed as well. Cyco.Net is aware of such pitfalls, and attempts to lessen the impact of these downfalls by providing secure transactions for all online purchases, and requiring minimal personal customer information to complete transactions. The company has assured its customers that it will never sell nor provide customer information to third parties. Additionally, the Company attempts to make its presence known by continually submitting information to the many major search engines that service the Internet.

COMPETITION

If competitors are allowed to use buy down promotions to lower their prices and the manufacturers continue to disallow the Company to participate in such programs, it will be at a distinct disadvantage and will suffer reduced sales due to non competitive prices. These buy downs are the cigarette industries version of a rebate to entice sales. In this case, the rebate goes to the retailer to mark down the over the counter price. At this time, the manufacturer's stance is that they will not give these buy downs to internet companies but currently there are a couple of competitors that are selling their product with these discounts.

VALIDITY OF THE JENKINS ACT

Currently, there is controversy over validity of the Jenkins Act as applied to e-commerce sales of cigarettes. The Jenkins Act, United States Code Title 15,
Section 376, was enacted in the 1940s to monitor interstate sales of cigarettes. This Act requires that companies selling cigarettes report monthly the names and addresses of their customers with state tobacco tax administrators. It is uncertain whether the Act applies to e-commerce because Internet sales take place in a state other than the customer's state of origin. Further, the Jenkins Act conflicts with other Federal laws, such as the Privacy Act of 1974 and the Electronics Communications Act of 1986. The Jenkins Act is also considered discriminatory because it applies to cigarette sales only, and not the interstate sale of cigars and tobacco. If it is deemed that the Jenkins Act is applicable to Internet Cigarette sales, the Company will report to individual state tax authorities. Such enforcement could adversely affect sales because the lure of purchasing online is the exemption of state excise taxes. The cost burden of reporting to every state tax authority could affect the profitability of the Company.

CONTINUED GROWTH OF THE INTERNET

The Company's future revenues substantially depend upon the increased acceptance and use of the Internet and other online services as a medium of commerce. Rapid growth in the use of the Internet, the Web and online services is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt, and/or continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products.

NECESSARY NETWORK INFRASTRUCTURE FOR THE INTERNET

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally.

The Company's business, financial condition and results of operations would be seriously harmed if: use of the Internet, the Web and other online services does not continue to increase or increases more slowly than expected; the infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; the Internet, the Web and other online services do not become a viable commercial marketplace; or traffic to the Web site decreases or fails to increase as expected or if management spends more than was expected to attract visitors to the Web site.

WEB DOMAINS

The Company may be unable to acquire or maintain Web domain names relating to the brand in the United States and other countries in which management may conduct business. As a result, the Company may be unable to prevent third parties from acquiring and using domain names relating to the Company's brand, which could damage its brand and reputation and take customers away from its Web site. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. The changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

NEW LAWS REGULATING THE INTERNET

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which the Company proposes to conduct its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. Laws regulating the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, and taxation apply to the Internet.

In order to comply with new or existing laws regulating online commerce, the Company may need to modify the manner in which it proposes to do business, which may result in additional expenses. For instance, the Company may need to spend time and money revising the process by which it intends to fulfill customer orders to ensure that each shipment complies with applicable laws. The Company may need to hire additional personnel to monitor compliance with applicable laws. The Company may also need to modify its software to further protect customers' personal information.

POTENTIAL LIABILITY

As a publisher of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that it publishes or distributes. If the Company faces liability, then its reputation and its business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online companies. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although the Company intends to carry general liability insurance, such insurance may not cover claims of these types. The Company cannot be certain that it will be able to obtain insurance to cover the claims on reasonable terms or that it will be adequate to indemnify the management or the Company for all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of insurance coverage could harm the business.

FUTURE COLLECTION OF TAXES

If one or more states or any foreign country successfully asserts that the Company should collect sales or other taxes on the sale of products, net sales and results of operations could be harmed. The Company does not currently collect sales or other similar taxes for physical shipments of goods into any states. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on the Company. In addition, any new operation could subject shipments in other states to state sales taxes under current or future, laws. If the Company becomes obligated to collect sales taxes, it will need to update its system that processes customer orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase operating expenses. In addition, customers may be discouraged from purchasing products from the Company because they have to pay sales tax, causing net sales to decrease. As a result, the Company may need to lower prices to retain these customers.

ABILITY TO CONTINUE AS GOING CONCERN


The Report of Independent Auditors issued a "going concern" warning, stating, "the Company has suffered a loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern."

As of March 2000, the business was struggling, as is evident from the monthly sales of cigarettes disclosed herein. Since that time, the sales have increased dramatically.


The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

ADDITIONAL FINANCING

The Company cannot be certain that additional financing will be available on favorable terms when required, or at all. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of the common stock and those stockholders may experience additional dilution. The Company expects to require substantial working capital to fund the business. Since inception, the Company has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Management currently anticipates that the private financing done to date, together with expected revenues, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. After that, the Company may need to raise additional funds.


VOLITILE STOCK MARKET

The market price for the Company's common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company's control: actual or anticipated variations in the quarterly operating results; announcements of technological innovations or new products or services by the Company or its competitors; changes in financial estimates by securities analysts; conditions or trends in the Internet and/or online commerce industries; changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies; announcements by management or competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; release of lock-up or other transfer restrictions on the outstanding shares of common stock or sales of additional shares of common stock; and potential litigation.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If the Company was sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the stock price to fall.


E.  EMPLOYEES

CYCO.NET, Inc. currently has two full-time employees and one part time employee. As business increases, it is anticipated that additional employees will be added.

F.  COMPANY HISTORY

AVE, Inc., acquired CYCO.NET, Inc. of Albuquerque, New Mexico in a transaction accounted for as a recapitalization of Cyco.net, Inc. on July 22, 1999. Under the terms of the agreement, AVE, Inc. changed its name to CYCO.NET, Inc. Mr. R. Gene Klawetter, former Chairman and CEO of AVE, Inc. became a director of CYCO.NET, Inc. George Sullivan, former AVE Vice President of Operations resigned, as did Henri Hornby, former Director of AVE, Inc. In the transaction, CYCO shareholders received 2.08 shares of AVE (now CYCO) for each share of Cyco.net stock. This provided the former AVE shareholders with 15% ownership interest in the surviving company and Cyko.net shareholders with 85% ownership interest of the surviving company.

On July 28, 1999, amended Articles of Incorporation were filed with the Secretary of State of Nevada to change the name of AVE, Inc. to CYCO.NET, Inc. Concurrently, a request was submitted to NASD to change AVE's listing symbol from AVEN to CYKE.

Cyco has been de-listed from NASD Bulletin Board for failure to comply with the registration requirements. To be re-listed, Form 10 must be completed and the Company must comply with all comments by the governing body. Also, Form 10-KSB for the fiscal year ending December 31, 1999 and Form QSB for September 30, 1999, March 31, 2000 and June 30, 2000 must be filed.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

A.  PLAN OF OPERATION

In the next 12 months, the Company plans to tend to sales growth and gain additional traffic to its e-commerce sites by:

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

o Hire additional employees, as needed. The hiring of 1-2 additional full-time employees is projected in the next 12 months.

Furthermore, the Company plans to identify other niches in e-commerce to expand and diversify its business to reduce dependence on a single sector or product.


B.  FINANCIAL CONDITION


Prior to October 2000, the Company was able to meet its cash requirements partially from the sale of cigarettes, with the balance of cash needs being met with the sales of stock pursuant to Rule 504, which is disclosed hereinbelow. As of October 2000, the Company has been able to meet its cash needs solely through the sales of cigarettes. Immediate raising of capital is needed to expand the Company's market base. It is the belief of the Company that once it has been re-listed, that its capital needs to grow the Company will be able to be met through the May Davis Trust Line of Credit.


In February, 1998, Mr. Adelberg loaned the Company $10,000 at 8% interest. Neither the interest nor the principal have been repaid.


On December 2, 1999 the Company executed a promissory note with Francisco Urrea in the amount of $18,000.00. The funds were used for ongoing business operations. This note was repaid in the third quarter 2000.

Current internal sources of liquidity include 25,000 shares in Prime Company, Inc. The Prime Stock was restricted pursuant to SEC Rule 144 until April 29, 2000. Restricted securities are non-registered securities acquired from a company or control person of the company in a non-public transaction. Therefore, if Prime Co. has fulfilled SEC reporting requirements for the previous 90 day period, and has filed all required reports during the last 12 months, then the shares can be registered to be sold. As of June 2000, the shares of Prime Co. were trading at approximately $1.19 per share. The Company completed the sales of Prime Co. stock during the third quarter of 2000. The sales were as follows:

         7/7/00   2000 shares @ $1.0625
         7/10/00  2000 shares @ $1.0625
         7/10/00  4000 shares @ $1.1250
         7/11/00  12,500 shares @ $1.1250
         8/31/00  4500 shares @ $.6875

The total funds received from these sales were $24,507.51. The Company carried the shares of Prime Co. stock at a book value of $50,000. These sales resulted in a comprehensive loss of $25,492.25.

On August 2, 1999, the Company entered in to a Line of Credit Agreement with GMF Holdings and May Davis Group whereby the Company shall be entitled to $890,000.00 in credit. If the Company chooses to draw down on the equity line, debentures will be issued. At this time, no debentures have been issued.


This transaction was entered into in reliance upon the provisions of Rule 504 Exemption of the Securities Act of 1933, as amended, and the regulations promulgated thereunder (the "Securities Act") and or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments in the Debentures to be made hereunder.

This Agreement provides that the stock must be trading on the OTC and provides for incremental advances based upon the 30 day average daily trading.


 The following chart discloses the incremental advances:



30 day Average Daily Trading                      Maximum Advance Amount
$ 25,000 - $ 50,000                                      $100,000
$ 50,000 - $100,000                                      $200,000
$100,000 - $200,000                                      $300,000
$200,000 - $300,000                                      $500,000
$300,000 - $400,000                                      $600,000
$400,000 - $500,000                                      $700,000



Because the Company is currently de-listed, no advances may be made on this Line of Credit. The original Commitment Period was for a 12 month duration, expiring in August 2000, however, the expiration date was amended by agreement of the parties to August 2001.


On January 19, 1998 the Company entered into a one year financial consulting contract with Messrs. Kenneth Adelberg and Larry Fox of Philadelphia. Under the agreement, the parties were to raise $300,000 immediately and $3.2 million subsequent to the successful test of the Company's prototype antenna. In return, the parties were to receive 1,000,000 of the Company's Compensatory Stock Options at $.01 per share. Due to lack of interest, Messrs. Adelberg and Fox did not meet the terms of this agreement and, therefore the agreement terminated on January 18, 1999 with no further obligation by either party.

Commitments for capital expenditures include monthly software and server leases. The software leases cost the Company $98 per month. The server leases cost the Company $94 per month.

The Company currently leases office space on a month-to-month basis. The Company is currently seeking suitable office space for its cigarette shipping business that may require a long-term contract.

Sales could be adversely affected by any FDA or Congressional regulations, or decisions of tobacco companies, prohibiting or limiting the sale of cigarettes over the Internet. Additionally, further legal judgments against tobacco companies, or increase in anti-tobacco sentiment among the public, could lower cigarette sales for the Company.

To date, there have been no significant elements of income or loss arising from the Company's continuing operations. There are no seasonal aspects that could affect the Company's financial condition or results of operations.

C.  LIQUIDITY AND CAPITAL RESOURCES

Cash on-hand on December 31, 1999 was $10,737. During 1999, The Company obtained Capital from the following sources. $87,000 in proceeds from stock issuance; $18,000 increase in amounts due to related party. (See Financial Condition above) $10,000 in proceeds from a note payable.


Through June 2000, the Company has received $32,000 in proceeds from stock issuance. On September 15, 2000, the Company sold 50,000 shares of stock for a total purchase price of $5,000. The total proceeds received by the Company from stock issuance for the year are $37,000.00.

The Cyco.net web site itself has not produced income through June 2000. The Company received $26 from Amazon.com which represent commissions from book sales.


Cycocigs.com and Aabakismokes have produced the following revenue from the sale of cigarettes:


                         Cost of Goods     Revenue     Gross Margin
November 1999               $  1,656      $  1,802      $    146
December 1999               $  7,302      $  7,936      $    634
January 2000                $ 15,399      $ 16,534      $  1,134
February 2000               $ 15,986      $ 17,130      $  1,143
March 2000                  $ 58,683      $ 62,619      $  3,936
April                       $119,587      $126,369      $  6,781
May                         $176,716      $187,281      $ 10,564
June                        $228,167      $242,080      $ 13,913
July 2000                   $219,953      $234,302      $ 14,349
August 2000                 $244,479      $264,964      $ 20,485
September 2000              $262,294      $283,789      $ 21,495
October 2000                $291,477      $315,524      $ 24,047
November 2000               $289,791      $313,935      $ 24,143
December 2000               $262,456      $288,025      $ 25,569


It is anticipated that the sales will continue to increase monthly.

D. INFLATION

The Company believes that inflation affects the Company's business to no greater or lesser extent than the general economy.

ITEM 3 - DESCRIPTION OF PROPERTY.


The Company operating from leased office space at 600 Central Avenue SW, 3rd floor, Albuquerque, New Mexico until August, 2000. The lease was month to month. There are no outstanding obligations with regard to the lease. The Company moved its business operations to 4201 G. Yale Boulevard, NE, Albuquerque, NM 87107 effective August, 2000. The lease is for a two year term with a basic monthly rental of $1,645 during the first year, and an increase to $1,702.60 for the second year.



ITEM 4 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the names of persons who own of record, or were known by the Company to own beneficially, more than 5 percent of its issued and outstanding common stock, and the beneficial ownership of stock as of July 31, 1999 date by officers and directors of the Company and all officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other rights to acquire additional securities of the Company, except as may be otherwise noted.


(1)                  (2)                                     (3)                                  (4)
Title of             Name and Address                        Amount and Nature of                 Percent of
Class                Of Beneficial Owner                     Beneficial Owner                     Class
------------         ---------------------------------       ----------------------------         -----------
                     Richard Urrea                           2,496,000 $0.001 Par                 13.2
Common               600 Alcalde SW #4D
                     Albuquerque, NM 87104
------------         ---------------------------------       ----------------------------         -----------
                     Matthew Urrea                           2,496,000 $0.001 Par                 13.2
Common               2213 Matthew NW
                     Albuquerque, NM 87110
------------         ---------------------------------       ----------------------------         -----------
                     Daniel Urrea                            2,496,000 $0.001 Par                 13.2
Common               3009 Charleston NE
                     Albuquerque, NM 87110
------------         ---------------------------------       ----------------------------         -----------
                     Nunzio P De Santis                      2,496,000 $0.001 Par                 13.2
Common               600 Central Ave. SW, 3rd Floor
                     Albuquerque, NM 87102
------------         ---------------------------------       ----------------------------         -----------
                     Francisco Urrea Jr.                     2,184,000 $0.001 Par                 11.5
Common               3009 Charleston NE
                     Albuquerque, NM 87110
------------         ---------------------------------       ----------------------------         -----------
                     Brent Wolford                           2,080,000 $0.001 Par                 11.0
Common               2601 Silver Avenue SE #8
                     Albuquerque, NM 87106
------------         ---------------------------------       ----------------------------         -----------
                     Henri Hornby                            1,082,540 $0.001 Par                 5.6
Common               3653 Hemlock Court
                     Reno, NV 89509
------------         ---------------------------------       ----------------------------         -----------
No. Shares & %                                               11,752,000                           62.1
owned by
directors &
officers as a
whole
------------         ---------------------------------       ----------------------------         -----------

ITEM 5 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The present directors and executive officer of the Company, their age, positions held in the Company and duration as such, are listed below. Each director will serve until the first annual meeting of shareholders to be held on August 22, 2000, 10:00 am at the Albuquerque Country Club, 601 Laguna Blvd. SW, Albuquerque, NM 87104, or until his or her respective successor has been elected and duly qualified. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement. Presently no officers of the company have an employment agreement.

Francisco Urrea Jr. a Director is the father of the CEO Richard A. Urrea, CFO Daniel R. Urrea and Chief Council Matthew Urrea.

Name                       Age              Position Held and Tenure

Richard Urrea              35               President/CEO
                                               (since January 1, 1999)

Daniel Urrea               28               Chief Financial Officer
                                               (since January 1, 1999)

Brent Wolford              23               Chief Technical Officer
                                               (since January 1, 1999)

Matthew Urrea              32               Chief Council
                                               (since January 1, 1999)

Francisco Urrea, Jr.       67               Director
                                               (since January 1, 1999)

R. Gene Klawetter          61               Director
                                               (since July 31, 1999)*

Mr. Klawetter resigned from the board, effective August 1999.


The following is a brief account of the business experience during at least the past five years of each director and executive officer, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

RICHARD URREA

Mr. Urrea's has been president of Sycom International, Inc. since 1997. Sycom is a data communications company. Mr. Urrea led the company from start up through national marketing plan and implementation of manufacturing plan. The company currently manufactures its products and markets them throughout the U.S and is in the process expanding into foreign markets. From 1996 to 1997 Mr. Urrea was President of Klaire International Ltd., an export company distributing automotive parts in Mexico. From 1995-1996 Mr. Urrea served as the managing member of Toltec Fruit, L.C. a limited liability company involved in the importation of fruit into the United States from Mexico and South America. From 1993 to 1995 Mr. Urrea worked on the development and marketing plan for Septima Enterprises Inc. From 1991 to 1993, Mr. Urrea managed the Albuquerque Office of White Discount Securities. In 1990, Mr. Urrea was contract administrator for Foresight, Inc., an Albuquerque, laser-optics, government contractor. In 1989, Mr. Urrea served as marketing director for HDI System, Inc. where he devised and implemented an international marketing plan for an ignition system for marine application. In 1985 and 1986, Mr. Urrea owned and operated Shannon Euro Motorcars, a European automobile importing and maintenance company. Mr. Urrea sold the business in 1986 to attend Baylor University. Mr. Urrea received his Bachelor of Business Administration in Marketing and Business Broadcasting from Baylor University's Hankammer School of Business in 1989.

FRANCISCO URREA, JR.

Mr. Urrea has founded numerous public companies including Diagnostek, Inc., a prescription benefits management and hospital pharmacy management company (New York Stock Exchange), Nuclear Pharmacy Incorporated, a centralized radiopharmaceutical company servicing several hundred hospitals throughout the United States (NASDAQ), Summa Medical Corporation, a research and development company (American Stock Exchange), Septima Enterprises, Inc., a company that has developed a high voltage automotive ignition system (NASDAQ Bulletin Board) and Advanced Optics Electronics, Inc., a company developing a high-intensity, flat-panel display (NASDAQ Bulletin Board). Mr. Urrea served as Chairman of the Board of Directors of Nuclear Pharmacy Incorporated from 1974 until 1982. Mr. Urrea served as Chairman of the Board of Summa Medical Corporation from 1978 until 1990, as president from 1978 through April 1982 and as president again from October 1986 through February 1990. Mr. Urrea served as Chairman of the Board of Directors of Diagnostek from 1983 through 1985. Mr. Urrea also was a director of Septima Enterprises and served as president from 1988 through 1992. Mr. Urrea has served as Vice Chairman of the New Mexico State Investment Council, Chairman of the New Mexico Game and Fish Department, Commissioner of the New Mexico State Racing Commission, Member of the New Mexico Industrial Development Commission, Member of the New Mexico Foreign Trade and Investment Council, and Member of the United States Department of Commerce's Biotechnology Advisory Committee. Mr. Urrea graduated from Saint Mary's High School in 1949 after which he served two years in the United States Navy during the Korean War. He is currently Chairman of the Board of Directors of Klaire International, Ltd., a company holding the exclusive distribution rights in Mexico for a patented automotive ignition product developed in the United States by Septima Enterprises, Inc.

DANIEL URREA

Mr. Urrea has been associated with the CYCO.NET since inception in December of 1998. Prior to his involvement with the CYCO.NET, Mr. Urrea worked with Sycom International, manufacturer and distributor of Radio Telemetry Units. During that time Mr. Urrea was responsible for the maintenance of the accounting records for the company, and was instrumental in the development of the company's business plan. Before this, Mr. Urrea worked for Klaire International, an exporter of automotive accessories to Mexico, in the same capacity. From January 1996 thorough August of 1996 Mr. Urrea worked with Equinox International. An international marketing and distribution company, where he was involved in sales and talent recruiting activities. In the Spring of 1995, Mr. Urrea received a Bachelors in Business Administration with a concentration in Finance from the Anderson Schools of Management at the University of New Mexico. Mr. Urrea has also spent several months out of the country where he studied business and other cultures.

BRENT WOLFORD

Mr. Wolford has been involved in CYCO.NET since inception, and is in charge of Web page design and maintenance. Mr. Wolford will graduate from the University of New Mexico with a Major in Computer Science, and a Minor in Business Management in May of 1999. He is literate in all major operating systems including DOS 6.2, Macintosh OS8, UN*X, and Windows 95/98/NT, and has extensive experience with several applications including Microsoft Office + Frontpage, Adobe Photoshop + Pagemaker, Alias Wavefront, Bryce 3D and many more. Before becoming involved with CYCO.NET, Mr. Wolford built and continues to maintain several Web Sites including the Dartmouth Street Gallery (http://www.dsg-art.com), Mortgage Internet Technologies (http://www.vlender.com), and Digital Skunk Bud Productions (http://www.dsbp.cx).

MATTHEW URREA

Mr. Urrea is a tax lawyer with a private law practice in Albuquerque. He received his Master of Laws in Taxation from New York University School of Law (May 1993), his Juris Doctor from the University of New Mexico School of Law (May 1992), and his Bachelors of Business Administration in Finance from the University of New Mexico's Anderson School of Management (May 1989). From 1993 until April 1996, Mr. Urrea was an associate with the law firm of Miller,Stratvert, Torgerson & Schlenker, P.A. in Albuquerque, New Mexico where he practiced primarily in the area of taxation, including individual, estate and business tax planning, business entity formation, mergers, sales, acquisitions and reorganizations of business entities, international tax planning, and like-kind exchanges. Mr. Urrea has lectured before professional and civic groups on various tax subjects and is a member of the New Mexico, American, and Albuquerque Bar Associations.

R. GENE KLAWETTER

Mr. Klawetter brings a decade of professional wireless communications experience and growth to AVE. He was previously Chairman, President and CEO of American Digital Communications, a company involved in building out 105 channels of 220 MHz spectrum for low-cost analog dispatch applications. Mr. Klawetter successfully sold the systems to a larger provider and guided the company to a merger with TrackPower International of Toronto, Canada. The company subsequently moved its headquarters to Toronto. Prior to ADC he was President and CEO of Millicom Radio Telephone Company, Inc., a 900 MHz provider in 5 states. Mr. Klawetter has extensive experience in working with the FCC in the areas of licensing and legal interface. He has successfully negotiated contracts, management agreements, option, lease and purchase agreements which gave him the administrative expertise necessary to manage the ADC operation and his experience with high tech communications systems will be of substantial benefit to AVE. Subsequent to the decision of Millicom's parent company to exit the SMR industry, Mr. Klawetter successfully liquidated approximately $5 million in assets on behalf of Millicom. Mr. Klawetter's extensive experience in the computer, communications and information systems environment has given him the executive skills necessary to successfully implement the strategies of AVE.

Mr. Klawetter is formerly the President and Chief Operating Officer of Pinetree Computer Systems, a company he helped take public in 1984 (OTC) and was National Sales Manager of NBI, Inc., of Boulder, Colorado. Mr. Klawetter attended Blinn College in Brenham, Texas, TCU, Fort Worth, Texas and Pace University, New York. Graduate-level studies included historical case study analysis at Exeter Academy in New Hampshire taught by Harvard Business School. This program was sponsored by Xerox Corp.

Mr. Klawetter resigned from the board in August 1999, and was previously disclosed in the SEC Form 8K filed in August 2000.

Former Officers and Directors

TOM ATHANS

Mr. Athans served as a Director and President of Ave Inc. from December 28, 1997 to June 1, 1998. Mr. Athans resigned from both positions effective June 1, 1998 to pursue other business interests.

HENRI HORNBY

Mr. Hornby was first elected a Director of Ave Inc. in June of 1995. Since November, 1989 Mr. Hornby has been engaged in private asset management. Additionally, from May, 1994 to present he has been an Officer and Director for Wincanton Corporation, a company which, through its subsidiary Trademan Industries, is involved in development of specialty motor vehicles. Mr. Hornby has also been a Director for Adven, Inc., whose business is oil clean-up products. Mr. Hornby resigned as Director of AVE, Inc. effective July 31, 1999.



GEORGE SULLIVAN

Mr. Sullivan served Ave Inc., as Vice President of Operations from January, 1998 and resigned as a part of the reverse merger agreement with CYCO.NET, Inc.

DAN SMITH

Mr. Smith served Ave Inc. as Chief Financial Officer from January, 1998 until April, 1998 at which time he resigned to pursue other opportunities.

ITEM 6 - EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation authorized for the Company's Chief Executive Officer and such compensation as has been authorized board members since January, 1999. The CEO's total annual salary does not exceed $100,000 nor does that of any other board member.

                           SUMMARY COMPENSATION TABLE


                                                                          Long Term Compensation
                                    Annual Compensation                         Awards              Payouts
        (a)            (b)      (c)        (d)          (e)              (f)             (g)          (h)           (i)
Name and Principle    Year    Salary ($)  Bonus     Other Annual     Restricted      Securities      LTIP         All Other
     Position                              ($)     Compensation         Stock        Underlying     Payouts     Compensation
                                                        ($)            Award(s)      Options/SARs     ($)            ($)
                                                                         ($)             (#)
  Richard Urrea,      1998    $  0.00
   President/CEO      1999    $28,666
                      2000    $70,099
   Daniel Urrea       1998    $  0.00
        CFO           1999    $10,000
                      2000    $29,999
   Brent Wolford      1998    $  0.00
        CTO           1999    $ 7,000
                      2000    $  0.00
   Matthew Urrea      1998    $  0.00
   Chief Counsel      1999    $  0.00
 Francisco Urrea,     1998    $  0.00
        Jr.           1999    $  0.00
     Director
R. Gene Klawetter,    1998    $11,000
     Director         1999    $30,000
  George Sullivan     1998    $ 6,000
    Former V.P.       1999    $ 7,500
    Operations
 Secretary of Ave
       Inc.


(1) Certain of the Company's executive officers may receive personal benefits in addition to salary and other cash bonuses. The aggregate amount of the personal benefits, however, will not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus reported for the named officers.


Stock Compensation Plan

The Company has adopted a Compensatory Stock Option Plan (the "CSO Plan") for officers, key employees, potential key employees, non-employee directors and advisors . The Company has reserved a maximum of 4,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common Stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors.


COMPENSATION OF DIRECTORS

CYCO.NET, INC. has agreed to a term as Director for a period of one year and to reimburse Mr. Klawetter $500 per Board meeting plus expenses.



                    OPTION/SAR GRANTS AS OF DECEMBER 31, 1999
                                Individual Grants

             (a)                           (b)                          (c)                    (d)            (e)
             Name                  Number of Securities       % of Total Options/SARs      Exercise or    Expiration
                                  Underlying Options/SARs     Granted to Employees in      Base Price        Date
                                        Granted (#)                 Fiscal Year              ($/Sh)
R. Gene Klawetter,                      400,000                         66.6%                 $0.10        Jan. 2003
   Former CEO, Chairman

George Sullivan                         200,000                         33.3%                 $0.10        Jan. 2003
   Former VP,
   Operations, Corp. Secretary



No options have been exercised since December 28, 1999 and the number of securities underlying unexercised options is the same as that shown in the above table. Under the agreement reached in the merger of AVE, Inc. and CYCO.NET, Inc., and pursuant to an agreement with the Company as detailed in Board minutes dated January 12, 1999, the Company will purchase the above number of options for $0.10 per option within 48 hours after receiving proceeds from the anticipated Section 504 Regulation D funding described later in this document.

The company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. The Company does not have an Incentive Stock Option Plan though it is anticipated that such a plan will be adopted in the future as needs of the business dictate.

ITEM 7 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 8 - DESCRIPTION OF SECURITIES


Cyco.net applied for and received approval to change the symbol from AVEN to CYKE. The authorized number of shares of common stock is 30,000,000. There are currently approximately 20,000,000 shares of common stock outstanding. There are no preferred shares of stock authorized. Pursuant to the terms of the merger between Cyco.net and Ave, Inc., the shares of Cyco.net stock would not be free trading until August, 2000.


The Company is currently de-listed and is therefore only trading on the pink sheets. The OTC Bulletin Board is the principal market where the Company stock will be traded. For trading on the OTC Bulletin Board to resume, clearance must be obtained from the Securities and Exchange Commission.

PART II


ITEM 1 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

QTR Ending        High      Low
----------        ----      ---
Dec 1998          .500     .180
Mar 1999          .843     .281
Jun 1999          .750     .250
Sep 1999          .625     .062
Dec 1999          .750     .093
Mar 2000          .500     .150
Apr 2000
May 2000
June 2000         .40

The remaining information is unavailable due to the fact that Cyco.net is currently de-listed.


The total number of shareholders of record is 451.

No dividends have been paid on the existing shares of stock though there is no restriction limiting dividends in the future.

The market makers for the Company stock are Hill Thompson, Nite Securities, Fran, Hrzg, Paragon Capital, and Sharpe.


ITEM 2 - LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened litigation.


ITEM 3 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         N/A


ITEM 4 - RECENT SALES OF UNREGISTERED SECURITIES

1998 STOCK ISSUANCES BY AVE, INC.


The following stock issuances are founders events. These events were created prior to the merger between Cyco.net and Ave, Inc. This information was provided by the former CEO of Ave, Inc., Gene Klawetter.


On January 5, 1998, 300,000 shares of Ave, Inc.'s common stock was issued to Marvin Athans at par value of $0.001 per share for Accounting services rendered from April 97 to December 97.

On January 5, 1998 100,000 shares of Ave, Inc.'s common stock was issued to Ferris Peery at a par value of $0.001 per share as a finders fee for introducing the Director of Ave to DMI Inc.

On January 5, 1998 79,675 shares issued to Olympic Capital Group at par value of $0.001 per share for legal work during the acquisition of the Ave Inc. shell.

On January 5, 1998 For monies received during the calendar years of 1995 and 1996 the following shares of Ave, Inc.'s common stock were issued to the following investors and directors. At time of issuance there was not a market for the stock and the shares were valued at the par value of $0.001 per share:

142,500 shares were issued to David B. Evans at the par value of $0.001 per share

142,500 shares were issued to E-2 Brokers at the par value of $0.001 per share

373,874 shares were issued to Henry Hornby at the par value of $0.001 per share

200,000 shares were issued to Neil F. Hornby at the par value of $0.001 per share.


The following options are discussed in detail in Item 6, Compensation of
Directors:


On August 5, 1998, Ave, Inc. granted 200,000 stock compensation options, at an exercise price of $0.10 per share, as part of a Financial Consulting Agreement.

On July 20, 1998 and September 11, 1998 Ave, Inc. issued a total of 200,000 shares to E-2 Brokers at the option price of $0.10 per share for cash of $20,000.


The following stock offerings were issued pursuant to the 504D offering of Ave, Inc. dated October 1998.


On November 6, 1998, Pursuant to its 504D offering at $.01 per share Ave, Inc. issued 400,000 share of its $0.001 par value common stock to ICS Communications Corp. at $0.01 per share for a subscription receivable of $4,000.

During November 1998, Pursuant to its 504D offering at $.01 per share Ave, Inc. issued 200,000 shares of its $0.001 par value common stock to Jim Betnar for a Note receivable of $2,000 for $0.01 per share.

On November 12, 1998 Ave, Inc. issued 250,000 shares of its $0.001 par value common stock to KKG Capital of Queensland, Australia at $0.20 per share for cash of $50,000. Issuance costs were $4,909.

On November 19, 1998 Ave, Inc. issued 250,000 shares of its $0.001 par value common stock to Mr. Jim Betnar of Vancouver B.C. at $0.01 per share for cash of $500 and a Note receivable of $2,000. The Note Receivable has been recorded as a reduction to Stockholders equity at December 31, 1998.

1999 STOCK ISSUANCES BY AVE, INC.


THIS ISSUANCE WAS MADE PURSUANT TO THE SEC RULE 504D STOCK OFFERING DATED OCTOBER 1998.


On February 18th and 19th of 1999, Ave, Inc. issued a total of 250,000 shares of its 0.001 par value common stock to Laburnum Investments of Nassau Bahamas for $50,000 cash or $0.20 per share.

1999 STOCK ISSUANCES BY CYCO.NET


The following stock issuances are founders events for Cyco.net, a private company:


On May 21, 1999, the Company issued a total of 1,200,000 shares of its no par value common stock to Richard A. Urrea as Capital Contribution in formation stage and services rendered. *

On May 21, 1999, the Company issued a total of 1,200,000 shares of its no par value common stock to Francisco Urrea Jr. as Capital Contribution in formation stage and fund raising services. Mr. Urrea gifed 150,000 shares of this amount to a third party, which accounts for the discrepancy in the amount issued and the amount currently held by Mr. Urrea. *

On May 21, 1999, the Company issued a total of 1,200,000 shares of its no par value common stock to MAU LLC for legal services rendered.

On May 21, 1999, the Company issued a total of 1,200,000 shares of its no par value common stock to Daniel R. Urrea for Services Rendered/Bookkeeping. *

On May 21, 1999, the Company issued a total of 1,000,000 shares of its no par value common stock to Brent Wolford for Services Rendered/Built Website. *

On May 21, 1999, the Company issued a total of 1,200,000 shares of its no par value common stock to Nunzio P. DeSantis Family for their aid in fund Raising and for their introduction to The May Davis Trust. *

On May 21, 1999, the Company issued a total of 200,000 shares of its no par value common stock to Trey Urrea for his aid in fund raising and introduction to possible investors. *

On May 21, 1999, the Company issued a total of 170,000 shares of its no par value common stock to Con Queso LLC 100,000 at $0.05 per share. Total funds received $5,000, and 70,000 shares for aid in fund raising.


The following stock issuances were made pursuant to SEC Rule 506 offering dated May, 1999:


On May 28, 1999, the Company issued a total of 50,000 shares of its no par value common stock to Max Sonnenberg at $0.10 per share. Total funds received $5,000.

On June 1, 1999, the Company issued a total of 100,000 shares of its no par value common stock to Larry E. Minarsich at $0.10 per share. Total funds received $10,000. *

On June 18, 1999, the Company issued a total of 20,000 shares of its no par value common stock to Doug Fenton at $0.10 per share. Total funds received $2,000. *

On June 23, 1999, the Company issued a total of 50,000 shares of its no par value common stock to Daniel J Behles at $0.10 per share. Total funds received $5,000. *

On June 24, 1999, the Company issued a total of 50,000 shares of its no par value common stock to Charles B. Elias and Joseph J. Elias at $0.10 share. Total funds received $5,000. *

On July 8, 1999, the Company issued a total of 100,000 shares of its no par value common stock to Leon Palmisano as payment for the introduction to Ave Inc. for merger. *

On July 8, 1999, the Company issued a total of 100,000 shares of its no par value common stock to Dennis C. Chavez at $0.10 per share. Total funds received $10,000. *

On July 8, 1999, the Company issued a total of 50,000 shares of its no par value common stock to Paul J Roney for his aid in fund raising and introduction to possible investors. *


The following stock issuances were made pursuant to SEC Rule 506 offering dated July 15, 1999.


On September 10, 1999, the Company issued a total of 50,000 shares of its 0.000 par value common stock to John M & Bobbie A. Love at $0.20 per share. Total funds received $10,000.


The following stock issuances were made pursuant to SEC Rule 506 dated August 17, 1999:


On September 22, 1999, the Company issued a total of 20,000 units to John O. Harry 10,000 units at $1.00 per unit funds received $10,000 1 unit = 2 shares of stock and 1 option exercisable at $1.00. Share price of this private placement was arbitrarily determined.


The following stock issuances were made pursuant to SEC Rule 506 dated December 1, 1999:


On December 7, 1999, the Company issued a total of 200,000 shares of its 0.001 par value stock to Brenden T. Riccobene at $0.05 per share. Total funds received $10,000. Share price of this private placement was arbitrarily determined.

On December 9, 1999, the Company issued a total of 200,000 shares of its 0.001 par value stock to Dennis Chavez at $0.075 per share. Total funds received $15,000. Share price of this private placement was arbitrarily determined.

On December 21, 1999, the Company issued a total of 150,000 shares of its 0.001 par value stock to Don Rehm at$0.10 per share. Total funds received $15,000. Share price of this private placement was arbitrarily determined.


Total received by Cyco.net for the year 1999 $97,000.

2000 STOCK ISSUANCE BY CYCO.NET


The following stock issuances were made pursuant to SEC Rule 506 dated December 1, 1999:


On January 11, 2000 the Company issued a total of 100,000 shares of its 0.001 par value stock to John T. Badal at $0.10 per share. Total funds received $10,000

January 31, 2000 the Company issued a total of 200,000 shares of its 0.001 par value stock to Danny Deaver at $0.05 per share. Total funds received $10,000.

On March 10, 2000 the Company issued a total of 20,000 shares of its 0.001 par value stock to Edward Fittipaldi at $0.10 per share. Total funds received $2,000.


On June 8, 2000 the Company issued a total of 50,000 shares of its 0.001 par value stock to Patrick L. Kinsella at a purchase price of $0.10 per share, total funds received $5,000.

On June 22, 2000 the Company issued a total of 50,000 shares of its 0.001 par value stock to Aztec Trust at a purchase price of $0.10 per share, total funds received $5,000.

On September 15, 2000 the Company issued 6000 shares of its 0.001 par value common stock to John J. Barnaba Jr. for Electrician Services rendered.

On September 15, 2000 the Company issued 50,000 shares of its 0.001 par value common stock to Doug Fenton at $.10 per share. Total funds received $5,000.

On December 29, 2000 the Company issued 1,000,000 shares of its 0.001 par value common stock to Con Queso LLC. For consulting services rendered for the period of June 2000 through December 2000 associated with technical writing services in preparing documents for the Securities Exchange Commission.

Total funds received for the year 2000 from the issuance of stock $37,000.

* These shares were issued prior to the merger. Therefore, the number of shares owned by the above listed shareholders increased upon the completion of the merger.


ITEM 5 -INDEMNIFICATION OF DIRECTORS AND OFFICERS

Pursuant to the terms of the By-Laws of Cyco.net, indemnification is provided to the fullest extent of the laws of the State of New Mexico. Further, the By-Laws of Ave, Inc. (now Cyco.net) provide for indemnification as allowed by the laws of the State of Nevada. Please refer to the By-laws of each company which are attached as exhibits.

                          INDEX TO FINANCIAL STATEMENTS


         Cyco.net, Inc. and Subsidiary

         Report of Independent Auditors                                                  F-2

         Financial Statements

         Consolidated Balance Sheet as of December 31, 1999                              F-3

         Consolidated Statement of Operations for the period from inception
         (January 25, 1999) to December 31, 1999                                         F-4

         Consolidated Statement of Stockholders' Equity for the period from
         inception (January 25, 1999) to December 31, 1999                               F-5

         Consolidated Statement of Cash Flows for the period from inception
         (January 25, 1999) to December 31, 1999                                         F-6

         Notes to Consolidated Financial Statements                                      F-7

         Unaudited Consolidated Balance Sheet as of June 30, 2000                       F-12

         Unaudited Consolidated Statements of Operations for the six months
          ended June 30, 1999 and 2000                                                  F-13

         Unaudited Consolidated Statements of Cash Flows for the six months
          ended June 30, 1999 and 2000                                                  F-14

         Notes to Unaudited Consolidated Financial Statements                           F-15

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Cyco.net, Inc.



We have audited the accompanying consolidated balance sheet of Cyco.net, Inc. and Subsidiary (A Development Stage Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the period from inception (January 25, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyco.net, Inc. and Subsidiary (A Development Stage Company) as of December 31, 1999, and the results of its operations, and its cash flows for the period from inception (January 25, 1999) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stark Tinter & Associates, LLC


Denver, Colorado
June 30, 2000

                         Cyco.net, Inc. and Subsidiary
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                               December 31, 1999




ASSETS

Current Assets:
   Cash                                                      $  10,737
    Subscription Receivable                                     15,000
    Other receivables                                           26,607
    Inventory                                                    1,057
    Prepaid expenses                                             4,200
                                                             ---------
      Total Current Assets                                      57,601
                                                             ---------
Other assets
   Available for sale securities                                 7,812
                                                             ---------
                                                             $  65,413
                                                             =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                     $  45,838
   Note payable                                                 10,000
   Due to officer                                               18,000
                                                             ---------
      Total Current Liabilities                                 73,838
                                                             ---------
Stockholders' (deficit)
Common stock, $0.001 par value,
   30,000,000 shares authorized,
   19,940,419 issued and outstanding                            19,940
Additional paid in capital                                     154,265
Deficit accumulated during the development stage              (140,442)
Accumulated other comprehensive (loss):
   Unrealized (loss) on available for sale securities          (42,188)
                                                             ---------
      Total stockholders' (deficit)                             (8,425)
                                                             ---------
                                                             $  65,413
                                                             =========


          See accompanying notes to consolidated financial statements.

                         Cyco.net, Inc. and Subsidiary
                         (A Development Stage Company)
                      Consolidated Statement of Operations
     For the Period From Inception (January 25, 1999) to December 31, 1999


Revenue                                                               $      9,671

Operating expenses:
  Cost of sales                                                              8,321
  General and administrative expenses                                      141,689
  Interest Expense                                                             103
                                                                      ------------
                                                                           150,113

Net (loss)                                                                (140,442)

Other comprehensive income:
  Unrealized (loss) on available for sale securities                        (4,688)
                                                                      ------------
Comprehensive (loss)                                                  $   (145,130)
                                                                      ============
Per share information:

 Weighted average shares outstanding - basic and fully diluted          17,366,281
                                                                      ============
 Net (loss) per share - basic and fully diluted                       $      (0.01)
                                                                      ============


          See accompanying notes to consolidated financial statements.

                         Cyco.net, Inc. and Subsidiary
                         (A Development Stage Company)
               Consolidated Statement of Stockholders' (Deficit)
      For the Period From Inception (January 25,1999) to December 31, 1999

                                                                 Common Stock         Additional
                                                           -----------------------     Paid in
                                                             Shares        Amount      Capital
                                                           ----------   ----------   -----------
Shares issued at inception for services
 at $.001 per share                                        14,976,000   $    7,200   $       --
Reclassification of paid in capital                                --        7,776       (7,776)
Shares issued for cash at $.05 per share                      208,000          208        4,792
Shares issued for services at $.05 per share                  145,600          146        3,354
Shares issued for cash at $.10 per share                      769,600          770       36,230
Shares issued for services at $.10 per share                  312,000          312       14,688
Shares issued in conjunction with a
 recapitalization                                           2,909,219        2,908       43,597
Shares issued for a receivable at $.10 per share 150,000          150       14,850           --
Shares issued for cash at $.50 per share                       20,000           20        9,980
Shares issued for cash at $.20 per share                       50,000           50        9,950
Shares issued for cash at $.05 per share                      200,000          200        9,800
Shares issued for cash at $.075 per share                     200,000          200       14,800
Unrealized loss on available for sale securities                   --           --           --
Net loss for the year                                              --           --           --
                                                           ----------   ----------   ----------
Balance at December 31, 1999                               19,940,419   $   19,940   $  154,265
                                                           ==========   ==========   ==========


                                                                             Other
                                                            Accumulated  Comprehensive
                                                              Deficit        (Loss)        Total
                                                             ----------  -------------   ----------
Shares issued at inception for services
 at $.001 per share                                          $       --    $       --    $    7,200
Reclassification of paid in capital                                  --            --            --
Shares issued for cash at $.05 per share                             --            --         5,000
Shares issued for services at $.05 per share                         --            --         3,500
Shares issued for cash at $.10 per share                             --            --        37,000
Shares issued for services at $.10 per share                         --            --        15,000
Shares issued in conjunction with a
 recapitalization                                                    --            --        46,505
Shares issued for a receivable at $.10 per share 150,000             --            --        15,000
Shares issued for cash at $.50 per share                             --            --        10,000
Shares issued for cash at $.20 per share                             --            --        10,000
Shares issued for cash at $.05 per share                             --            --        10,000
Shares issued for cash at $.075 per share                            --            --        15,000
Unrealized loss on available for sale securities                     --       (42,188)      (42,188)
Net loss for the year                                          (140,442)           --      (140,442)
                                                             ----------    ----------    ----------
Balance at December 31, 1999                                 $ (140,442)   $  (42,188)   $   (8,425)
                                                             ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                         Cyco.net, Inc. and Subsidiary
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
     For the Period From Inception (January 25, 1999) to December 31, 1999



Net (loss)                                                                 $(140,442)
  Adjustments to reconcile net (loss) to net cash (used in)
  operating activities:
  Common stock issued for services                                            40,700
  Common stock issued in conjunction with a recapitalization                  46,505
  Available for sale securities received as payment for license rights       (50,000)
  Issuance of stock in exchange for a subscription receivable                (15,000)
  (Increase) in other receivables                                            (26,607)
  (Increase) in inventory                                                     (1,057)
  (Increase) in prepaid expenses                                              (4,200)
  Increase in accounts payable and accrued expenses                           45,838
                                                                           ---------
Net cash (used in) operating activities                                     (104,263)
                                                                           ---------
Cash flows from investing activities:
Net cash provided by investing activities                                         --
                                                                           ---------
Cash flows from financing activities:
  Proceeds from stock issuance                                                87,000
  Increase in amounts due to related party                                    18,000
  Proceeds from note payable                                                  10,000
                                                                           ---------
Net cash provided by financing activities                                    115,000
                                                                           ---------
Net increase in cash                                                          10,737
Beginning - cash balance                                                          --
                                                                           ---------
Ending - cash balance                                                      $  10,737
                                                                           =========
Supplemental cash flow information:
  Cash paid for income taxes                                               $      --
  Cash paid for interest                                                   $      --
Non-cash investing and financing activities:
  Unrealized loss on available for sale securities                         $  42,188


          See accompanying notes to consolidated financial statements.

                          Cyco.net, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 25, 1999 in the State of New Mexico. The Company is in the development stage and it's intent is to develop a network of web based businesses.

During July, 1999 the Company completed a reorganization with AVE, Inc. a Nevada corporation, whose net assets aggregated $46,505. In conjunction therewith, AVE, Inc. issued 16,411,200 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 2,909,219 shares of common stock in exchange for the net assets of AVE, Inc.

Basis of reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended December 31, 1999 the Company incurred a net loss of $140,442 and at December 31, 1999, the Company has a working capital deficit of $16,237.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private placement investments. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company's records revenue when products are shipped or services are performed.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

                          Cyco.net, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Advertising. Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses aggregated $2,178 in 1999.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

The carrying amounts for the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate fair value as they are short term in nature or are receivable or payable on demand.

Long Lived Assets

The carrying value of long lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the undiscounted expected future cash flows from the impaired assets.

Net Income (Loss) per Common Share

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          Cyco.net, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Note 2.  MARKETABLE SECURITIES

In conjunction with the recapitalization described in Note 1 the Company acquired certain marketable securities with a cost of $50,000, an unrealized
(loss) of $37,500 and a fair market value of $12,500.

The Company's marketable securities consist of the above investment in equity securities and are classified as available for sale. The net unrealized gains (losses) are included in accumulated other comprehensive income as a component of stockholders' equity.

Marketable securities consist of the following at December 31, 1999:

                                             Amortized      Fair Market     Unrealized
                                               Cost            Value        Gain (loss)
                                             ---------      -----------     -----------
Prime Companies, Inc. (25,000 shares)        $ 50,000        $  7,812        $(42,188)

                          Cyco.net, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Note 3.  STOCKHOLDERS' EQUITY

At inception the Company issued 14,976,000 shares of common stock for services valued at $7,200 which management believes is the fair market value of the services provided.

During the period from May 1999 through July 1999 the Company issued 977,600 shares of its $0.001 par value common stock to various investors for cash aggregating $42,000 and 457,600 shares of its $.001 par value common stock to various individuals in exchange for services valued at $18,500.

During July 1999 the Company issued 2,909,219 shares of its $0.001 par value common stock in conjunction with a recapitalization (see Note 1).

During August 1999 the Company commenced a private placement of 2,000,000 units at $1.00 per unit. Each unit consists of 2 shares of the Company's $0.001 par value common stock and 1 common stock purchase warrant exercisable at $1.00 per common share. No shares were sold pursuant to this offering through December 31, 1999.

During the period from August 1999 through December 1999 the Company issued 620,000 shares of its $0.001 par value common stock to various investors for cash aggregating $45,000 and a receivable of $15,000. The receivable was collected during January 2000 and is classified as a current asset at December 31, 1999.

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company.

Note 4.  RELATED PARTY TRANSACTIONS

At December 31, 1999 the Company has outstanding a $18,000 non-interest bearing loan from an officer.

Note 5.  NOTE PAYABLE

During 1998 the Company borrowed $10,000 from an unrelated party at 8% interest. The principle and interest aggregating are due on demand.

Note 6.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                          Cyco.net, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 1999


         Income tax provision at
          the federal statutory rate             35 %
         Effect of operating losses             (35)%
                                                ----
                                                  --%
                                                ====

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $140,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2019. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. The deferred tax asset relating to the operating loss carryforward of approximately $49,000 has been fully reserved at December 31, 1999.

Note 7.  STOCK BASED COMPENSATION

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 4,000,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the Stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted.

The Company granted 600,000 options exercisable at $.10 per share to officers of the Company. These options are exercisable at any time through January 31, 2003. The Company has agreed, to repurchase these 600,000 options for $60,000 upon the receipt of proceeds from a Regulation D, Rule 504 offering.

The effect of applying SFAS No. 123 pro forma net loss is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net (loss) would be unchanged.

At December 31, 1999 the Company had outstanding 600,000 stock options which were all exercisable, through January 31, 2003, with a weighted average exercise price of $.10 and a weighted average fair value of $.10.

Note 8. COMMITMENTS

In August 1999 the Company entered into a line of credit agreement ("the agreement") . Pursuant to the terms of the agreement the Company may issue and sell to an investor up to $890,000 of debentures. The investments in the debentures may be made in reliance upon the provisions of Rule 504 of the Securities Act of 1933 and other exemptions from registration of the Securities Act as may be available.

As of the date of these financial statements no debentures have been issued.

                         Cyco.net, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 June 30, 2000
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

                         Cyco.net, Inc. and Subsidiary
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 1999 and 2000
                                  (Unaudited)



                                                                        1999             2000
                                                                   -------------     ------------
Revenue                                                            $         --      $    652,029

Operating expenses:
  Cost of sales                                                              --           578,091
  General and administrative expenses                                    26,638            90,216
                                                                   ------------      ------------
                                                                         26,638           668,307

Net income (loss)                                                       (26,638)          (16,278)

Other comprehensive income:
  Unrealized gain (loss) on available for sale securities                    --            21,876
                                                                   ------------      ------------

Comprehensive income (loss)                                        $    (26,638)     $      5,598
                                                                   ============      ============

Per share information:

 Weighted average shares outstanding - basic and fully diluted        7,327,033        20,219,210
                                                                   ============      ============

 Net income (loss) per share - basic and fully diluted             $      (0.00)        $ (0.00))
                                                                   ============      ============


          See accompanying notes to consolidated financial statements.

                         Cyco.net, Inc. and Subsidiary
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

Marketable securities consist of the following at June 30, 2000:

                                         Amortized   Fair Market    Unrealized
                                           Cost         Value      Gain (loss)
                                         ---------   -----------   -----------
Prime Companies, Inc (25,000 shares)     $ 50,000     $ 29,688     $(20,312)

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

PART III


INDEX TO EXHIBITS

     2.1  Acquisition Agreement between Ave and DMI

     2.2  Majority Written Consent of Directors of Ave Inc. dated July 9, 1999

     2.3  Letter of Intent between Ave and CyCo.Net dated July 9, 1999

     2.4  Stock Specimen

     2.5  Board of Directors Resolution dated January 5, 1998

     2.6 Resolution of the Directors of Walsh Communications Group dated May 4, 1990 to change name to Ave, Inc.

     2.7  Certificate of Amendment to Change name to Ave, Inc. dated 5/7/90

     2.8 Certificate of Agreement of Merger of DeLuxe Onyx Company dated January 23, 1987.

     2.9  Certificate and Agreement of Merger of DeLuxe dated 1/23/87.

     2.10 Certificate Amending Certificate of Incorporation dated January 23, 1987.

     3.   Ave, Inc. By Laws

     2.1  Majority Written Consent of Directors of Ave, Inc. Dated January 20,
          1998

     21.1 Articles in Incorporation of Cyco,Net the Wholly Owned Subsidiary of Cyco.Net (formerly Ave, Inc.)

     21.2 Certificate of Amendment to Articles of Cyco.Net to change name from Ave, Inc. to Cyco.Net.

     21.3 Certificate of Amendment of Cyco.Net

     21.4 Organizational Minutes of Cyco.Net

     21.5 By-Laws of Cyco.Net, Inc.

     99.1 Line of Credit Agreement dated August 9, 1999

     99.2 Promissory note from Cyco.net to Francisco Urrea Jr.

     27.  Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Cyco.Net

Date: 2/16/01                       By: /s/ RICHARD URREA
      --------------------              --------------------------------------
                                              Richard Urrea, President