Form 10KSB
period 1999-12-31
CYCO NET INC
filed 2001-02-16
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10K-SB

     Annual Report under Section 13 or 15(d) of Securities Exchange Act of 1934
                    For Fiscal Year ended December 31, 1999

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