Form 10QSB
period 2000-03-31
CYCO NET INC
filed 2001-02-16
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

 Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2000


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



                                    Cyco.Net

Date: 2/16/01                       By: /s/ RICHARD URREA
     ---------------------             ---------------------------------------
                                              Richard Urrea, President