Form 10KSB40
period 2000-12-31
CYCO NET INC
filed 2001-04-16
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For transition period from _______________ to _________________

                        Commission file number 000-30244
                                 CYCO.NET, INC.
                 (Name of small business issuer in its charter)

                 Nevada                                                        13-3389415
(State or other jurisdiction of incorporation)                 (I.R.S. Employer Identification Number)
4201 Yale Boulevard, NE Suite G, Albuquerque, NM                                  87107
(Address of principal executive offices)                                        (Zip code)
                                         Issuer's telephone number (505) 344-9643

Securities registered under Section 12(b) of the Exchange Act:
           Title of each class                                 Name of each exchange on which registered
Common Stock, $0.001 par value                                                    OTC

Securities registered under Section 12(g) of the Exchange Act
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The registrant's operating revenues for its most recent fiscal year were $2,496,018.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock on the bulletin board, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $305,833 on April 10, 2001.

The number of shares of Common Stock outstanding as of April 10, 2001 was 26,946,419.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cyco.Net, Inc. is the successor corporation to AVE, Inc. Cyco.Net is an e-commerce business. The main web site is in the form of an "e" zine, similar to a magazine except that it is only available on-line. The web site is www.cyconet. It currently has two fully operational ancillary sites, cycocigs.com and aabakismokes.com, which are in the market of selling cigarettes on-line. The Company has also registered the sites of digidarkroom.com, and cycomet.com, and psychocigs.com, which sends viewers to cycocigs.com.

A. Core Business

Cyco.Net, Inc. (hereafter the "Company") was established in January 1999 to develop a network of web based companies. These companies are centered around a central web site called CYCO.NET (www.cyco.net). The revenue producing web sites are Cycocigs.com and Aabakismokes.com. In November of 1999, the Company opened its first E-Commerce web site. The site, www.cycocigs.com, sells cigarettes over the Internet. In March 2000, the Company opened its second E-commerce web site. The site, Aabakismokes.com also sells cigarettes over the Internet. The name, Asbakismokes.com, provides favorable placement in Guides that list companies or web sites in alphabetical order. New Mexico state laws allows the Company to sell out of state without paying the state excise tax on cigarettes, thus enabling the Company to provide customers with their favorite name brand cigarettes at discounted prices.

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

Faxed photo identification is requested, anytime a customer's age in is question.

Customers must agree to the following terms of sale to complete their order.

1. Billing address must be used as shipping address to verify the age of recipient.

2. Billing addresses outside the USA or within the state of New Mexico are prohibited.

3.   Purchaser must be 18 years of age.

4.   Purchaser agrees not to resell or retail any part of their order.

5.   Limit of 10 cartons per customer per order.

These terms are listed in several places, as well as on the final checkout page.

Orders placed Monday-Thursday before 2 pm Mountain Standard Time are shipped the next day. Orders received Friday-Sunday are shipped on Monday. All orders are shipped via United States Postal Service 2-3 day priority mail. This has proven to be the most cost effective method of shipping.

B. CYCO.NET

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

CYCO.NET will focus on maximizing the number of hits or visitors a day. As more and more customers visit CYCO.NET, the Company will position itself to take advantage of the audience that CYCO.NET is attracting. This will be accomplished by building e-businesses, which will sell products and services to the CYCO.NET visitors. Every CYCO.NET visitor is a potential customer for a plethora of products and services that will be provided by the site, it's owned companies, affiliates and advertisers.

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

Explosive Growth

The Internet is the fastest growing medium of communication in History. It has only taken 5 years to reach 50 million U.S. users, while Cable required 10 years, television took 13 years and radio needed 38 years. By the end of 1999 the Internet had attracted 101 million US viewers, and is expected to have 207 million US viewers by the year 2004. At the same time World Wide Web users are expected to grow from 245 million in 1999 to 726 million by 2004 (Source:
Yahoo.com (Source: IDC, September 2000; Last revised: September 13, 2000).

Frenzied Spending

As a result of the increase in the number of buyers on the web, the average size of the transaction, and the adoption of the web as a viable vehicle for business procurement, the amount of commerce conducted on the web is expected to grow dramatically. US e-commerce revenue is projected to grow from around $81 billion dollars at the end of 1999 to $1.0 trillion by the year 2004. Worldwide e-commerce revenue is expected to increase from $131 billion in 1999 to $2.6 trillion by year 2004. (Source: IDC, September 2000; Last revised: September 27,
2000)

E-Commerce

As stated before, the Internet is like an open-air market where anyone can set up a booth and trade their wares. People from all over the world open booths (web sites) and sell everything from photographs to cars. Practically any product a consumer wants can be bought on the Internet. People in rural areas have instant access to items without travel.

Advertising

Like all other mediums of communication, a major source of revenues is advertising. But the Internet is different from all other means of communication. The difference is in the way people experience the Internet. In this medium, the viewer is actively involved in what is being presented. Users make involved choices as to what they are seeing. They do not passively accept information as they do when watching TV or reading the newspaper. This highly attentive state creates an interaction that builds brand value even as it drives consumer action (Source: Yahoo.com (Source: IAB, Oct 1998, Last Revised: Nov. 17, 1998)) Advertising revenue on the internet grew at a faster rate than any other advertising media. It showed a 116% increase over 1998, while cable TV increased by 20% and outdoor by 15%. (Source: E-Advertising Report, June 2000; Last revised: September 2000)


While Internet Companies compete with global competitors, they also service a global market. Along with the million or so web sites on the Internet, there are several million customers on the Internet. By the end of 1998, there were 101 million U.S. viewers and 245 million global viewers (Source: Yahoo.com (Source:
IDC, September 2000)). Another benefit of the Internet is the low capital requirements to enter the market. For a fraction of the cost of starting a landed store, Internet companies can set up a web site and begin making sales. Low overhead enables e-companies to be profitable with smaller profit margins, selling their products at a considerable savings to the customer, at any hour of the day. E-companies can deliver products and prices that are not available locally to many consumers. It is the goal of Cyco.net to find such regularly consumed products and offer them to customers at competitive prices. Such is the case in incorporating Cycocigs and Aabakismokes.com, the Company's fully operational, revenue generating, cigarette e-business.

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

In August 1999 the Company entered into a line of credit agreement with the May Davis Group of New York City. This agreement provides that the Company may sell to an investor, GMF Holdings, up to $890,000 of convertible debentures. The Company acknowledged in the agreement that should conversion of the debentures occur, the conversion could cause dilution to existing shareholders and could significantly increase the outstanding number of shares of common stock. Under the agreement, the debentures are convertible at any time into shares of common stock at a price equal to 75% of the average closing price for a period of five days prior to conversion. The Company has not exercised its rights under this agreement and no debentures have been issued. The termination date of the commitment period is August 9, 2001.

The line of credit agreement provides for debentures convertible at 75% of the average closing bid price for a period of five days prior to conversion. Management estimates the price per share of common stock in the recent market, discounted to 75%, to be $0.03 per share. If there were full payout under the line of credit agreement and full conversion of the debentures to common stock, approximately 29.7 million shares would be issued. The authorized capital stock of the Company consists of 30 million shares of common stock and presently approximately 26 million shares are outstanding. Thus, full payout and conversion under the line of credit agreement would be approximately 114% of the total outstanding common shares.

Since the debentures are convertible a floating ratio based on a discount from the common share price, this results in the debenture holder receiving more common shares the lower the stock price at the time of conversion. Should the debenture holders convert into shares of common stock and then sell those shares of common stock, the common stock price may decrease even further due to the additional shares in the market, allowing , in turn, the holders to convert the debentures into greater amounts of common stock and further depressing the price of the stock.

Such a turn of events could encourage short selling. A short sale - or, "selling short" - usually means the sale of stock not owned by the party. A party who sells short generally calculates or believes that the price of the stock will soon drop. If the calculation is right and the price does drop, the party can buy the stock at the lower price and make a profit. On the other hand, if the stock price rises, the party has to pay the higher price and would incur a loss. Should debenture holders, following conversion, sell shares of common stock incurring, thereby, the possibility of a decrease in share price, short selling may also occur.

Because the line of credit agreement provides that each debenture holder may convert and sell the full amount issuable on conversion, such conversion and sale could result in substantial dilution for the other holders of common stock. Moreover, the agreement provides that the interest payable on the debentures may be paid in cash or in shares of common stock at the Company's option. Should the Company pay the interest in shares, the lower the price of the common stock, the more shares the debenture holders will receive.

FEAR OF THE INTERNET

Additionally, many Internet users view E-businesses as risky. People are often reluctant to purchase online, despite the promise of secure transactions. People are wary of relinquishing personal data, including credit card information, over the Internet. Potential customers may incur difficulty finding particular sites, due to domain name confusion, i.e. Cyco.com (Cyco Software Company) vs. CYCO.NET. Companies risk losing customers who utilize search engines, because competitors are listed as well. The Company is aware of such pitfalls, and attempts to lessen the impact of these downfalls by providing secure transactions for all online purchases, and requiring minimal personal customer information to complete transactions. The company has assured its customers that it will never sell nor provide customer information to third parties.

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

VOLATILE STOCK MARKET

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

E. Employees

Cyco.Net, Inc. currently has three full-time employees and one part time employee. As business increases, it is anticipated that additional employees will be added.

F. Company History

AVE, Inc., acquired Cyco.Net, Inc. of Albuquerque, New Mexico in a transaction accounted for as a recapitalization of Cyco.Net, Inc. on July 22, 1999. Under the terms of the agreement, AVE, Inc. changed its name to Cyco.Net, Inc. Mr. R. Gene Klawetter, former Chairman and CEO of AVE, Inc. became a director of Cyco.Net, Inc. George Sullivan, former AVE Vice President of Operations resigned, as did Henri Hornby, former Director of AVE, Inc. In the transaction, Cyco.Net, Inc. shareholders received 2.08 shares of AVE (now Cyco.Net) for each share of Cyco.Net, Inc. stock. This provided the former AVE shareholders with 15% ownership interest in the surviving company and Cyco.Net shareholders with 85% ownership interest of the surviving company.

On July 28, 1999, amended Articles of Incorporation were filed with the Secretary of State of Nevada to change the name of AVE, Inc. to Cyco.Net, Inc. Concurrently, a request was submitted to NASD to change AVE's listing symbol from AVEN to CYKE.

Cyco.Net, Inc. has been de-listed from NASD Bulletin Board for failure to comply with the registration requirements. To be re-listed, Form 10 must be completed and the Company must comply with all comments by the governing body. Also, Form 10KSB for the fiscal year ending December 31, 1999 and Form QSB for September 30, 1999, March 31, 2000 and June 30, 2000 must be filed.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company operated from leased office space at 600 Central Avenue SW, 3rd floor, Albuquerque, New Mexico until August of 2000. The lease was month to month. There are no outstanding obligations with regard to the lease. The Company moved its business operations to 4201 G. Yale Boulevard, NE, Albuquerque, NM 87107 effective August of 2000. The Company has a two year lease, with a basic monthly rental payment of $1,664 until August of 2001, after which payments will increase to $1,703 per month for the remainder of the lease.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None
                                       10

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Cyco.Net, Inc.is currently de-listed. No market information is available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("THE ACT') PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OF ON BEHALF OF THE COMPANY. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS AND OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON MANAGEMENTS EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN THE COMPANY'S REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED WILL BE REALIZED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

A. Plan of Operation

In the next 12 months, the Company plans to tend to sales growth and gain additional traffic to its e-commerce sites by:

o    Promoting our affiliate program to build traffic to its e-commerce sites.

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

Furthermore, the Company plans to identify other niches in e-commerce to expand and diversify it's business to reduce dependence on a single sector or product.


B. Financial Condition

Prior to October 2000, the Company was able to meet its cash requirements partially from the sale of cigarettes, with the balance of cash needs being met with the sales of stock pursuant to Rule 504, which is disclosed herein below. Since October 2000, the Company has been able to meet its cash needs solely through the sales of cigarettes.

Revenues for the fiscal year ended December 31, 2000, were $2,496,018, cost of goods sold were $2,302,510 resulting in a gross profit of $193,508. General and administrative expenses were $386,152, and other expense was $25,545, producing a net loss for the fiscal year ended December 31, 2000, of $218,189 or $0.01 per share.

The web sites, Cycocigs.com and Aabakismokes have produced the following revenues from the sale of cigarettes:


                                       Revenue      Cost of Goods    Gross Profit
                                     ------------   -------------    ------------

Two months ended December 1999       $      9,671    $      8,321    $      1,350
Three months ended March 2000             101,866          93,467           8,399
Three months ended June 2000              586,448         536,668          49,780
Three months ended September 2000         828,361         777,079          51,282
Three months ended December 2000          979,343         895,296          84,047

It is anticipated that the sales will continue to increase. However, sales could be adversely affected by any FDA or Congressional regulations, or any decisions made by tobacco companies, prohibiting or limiting the sale of cigarettes over the Internet. Additionally, further legal judgments against tobacco companies, or an increase in anti-tobacco sentiment among the public, could lower cigarette sales for the Company.

C. Liquidity and Capital Resources

Cash on-hand at December 31, 2000 was $44,838. Net cash used in operations was $45,808, cash provided by investing activities was $20,909 and cash provided by financing activities was $59,000, resulting in a net increase in cash of $34,101 for the year ended December 31, 2000.

The Company received $62,000 in proceeds from stock issuance.

Proceeds from the sale of securities available for sale were $24,508. The Company carried the shares of Prime Co. stock at a book value of $50,000. These sales resulted in a realized loss of $25,492.

On December 2, 1999 the Company executed a promissory note with Francisco Urrea in the amount of $18,000.00. The funds were used for ongoing business operations. This note was repaid in the third quarter of 2000.

On August 2, 1999, the Company entered in to a Line of Credit Agreement with GMF Holdings and May Davis Group whereby the Company shall be entitled to $890,000.00 in credit. If the Company chooses to draw down on the equity line, debentures will be issued. This transaction was entered into in reliance upon the provisions of Rule 504 Exemption of the Securities Act of 1933, as amended, and the regulations promulgated thereunder (the "Securities Act") and or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments in the Debentures to be made hereunder. At this time, no debentures have been issued.

This Agreement provides that the stock must be trading on the OTC and provides for incremental advances based upon the 30 day average daily trading. The following chart discloses the incremental advances:



  30 day Average Daily Trading
             Amount
    From                    To        Maximum Advance
------------           ------------   ---------------
$     25,000     --    $     50,000    $    100,000
$     50,000     --    $    100,000    $    200,000
$    100,000     --    $    200,000    $    300,000
$    200,000     --    $    300,000    $    500,000
$    300,000     --    $    400,000    $    600,000
$    400,000     --    $    500,000    $    700,000

Because the Company is currently de-listed, no advances may be made on this Line of Credit. The original Commitment Period was for a 12 month duration, expiring in August 2000, however, the expiration date was amended by agreement of the parties to August 2001.

The line of credit agreement provides for debentures convertible at 75% of the average closing bid price for a period of five days prior to conversion. Management estimates the price per share of common stock in the recent market, discounted to 75%, to be $0.03 per share. If there were full payout under the line of credit agreement and full conversion of the debentures to common stock, approximately 29.7 million shares would be issued. The authorized capital stock of the Company consists of 30 million shares of common stock and presently approximately 26 million shares are outstanding. Thus, full payout and conversion under the line of credit agreement would be approximately 114% of the total outstanding common shares.

D. Inflation and Seasonality

The Company believes that inflation affects the Company's business to no greater or lesser extent than the general economy. The Company has experienced a slow down in sales after the New Year, when people begin resolutions to quit smoking. This seasonal aspect could affect the Company's financial condition or results of operations should people quit smoking as a result of the New Years resolutions.

ITEM 7. FINANCIAL STATEMENTS.

The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The present directors and executive officer of the Company, their age, positions held in the Company and duration as such, are listed below. Each director will serve until the annual meeting of shareholders, or until his or her respective successor has been elected and duly qualified. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement. Presently no officers of the Company have an employment agreement.

Franciso Urrea Jr. a Director is the father of the CEO Richard A. Urrea, CFO Daniel R. Urrea and Chief Council Matthew Urrea.


Name                              Age        Position Held and Tenure
Richard Urrea                     36         President/CEO
                                             (since January 1, 1999)

Daniel Urrea                      29         Chief Financial Officer
                                             (since January 1, 1999)

Brent Wolford                     24         Chief Technical Officer
                                             (since January 1, 1999)

Matthew Urrea                     33         Chief Council
                                             (since January 1, 1999)

Francisco Urrea, Jr.              71         Director
                                             (since January 1, 1999)

The following is a brief account of the business experience of each director and executive officer of the Company during at least the past five years.

RICHARD URREA served as president of Sycom International, Inc. from 1997 to 1999. Sycom is a data communications company. Mr. Urrea led the company from start up through national marketing plan and implementation of manufacturing plan. The company currently manufactures its products and markets them throughout the U.S. and is in the process expanding into foreign markets. From 1996 to 1997 Mr. Urrea was President of Klaire International Ltd., an export company distributing automotive parts in Mexico. From 1995-1996 Mr. Urrea served as the managing member of Toltec Fruit, L.C. a limited liability company involved in the importation of fruit into the United States from Mexico and South America. From 1993 to 1995 Mr. Urrea worked on the development and marketing plan for Septima Enterprises Inc. From 1991 to 1993, Mr. Urrea managed the Albuquerque Office of White Discount Securities. In 1990, Mr. Urrea was contract administrator for Foresight, Inc., an Albuquerque, laser-optics, government contractor. In 1989, Mr. Urrea served as marketing director for HDI System, Inc. where he devised and implemented an international marketing plan for an ignition system for marine application. In 1985 and 1986, Mr. Urrea owned and operated Shannon Euro Motorcars, a European automobile importing and maintenance company. Mr. Urrea sold the business in 1986 to attend Baylor University. Mr. Urrea received his Bachelor of Business Administration in Marketing and Business Broadcasting from Baylor University's Hankammer School of Business in 1989.

FRANCISCO URREA, JR. was the founder of numerous public companies including Diagnostek, Inc., a prescription benefits management and hospital pharmacy management company (New York Stock Exchange), Nuclear Pharmacy Incorporated, a centralized radiopharmaceutical company servicing several hundred hospitals throughout the United States (NASDAQ), Summa Medical Corporation, a research and development company (American Stock Exchange), Septima Enterprises, Inc., a company that has developed a high voltage automotive ignition system (NASDAQ Bulletin Board) and Advanced Optics Electronics, Inc., a company developing a high-intensity, flat- panel display (NASDAQ Bulletin Board). Mr. Urrea served as Chairman of the Board of Directors of Nuclear Pharmacy Incorporated from 1974 until 1982. Mr. Urrea served as Chairman of the Board of Summa Medical Corporation from 1978 until 1990, as president from 1978 through April 1982 and as president again from October 1986 through February 1990. Mr. Urrea served as Chairman of the Board of Directors of Diagnostek from 1983 through 1985. Mr. Urrea also was a director of Septima Enterprises and served as president from 1988 through 1992. Mr. Urrea has served as Vice Chairman of the New Mexico State Investment Council, Chairman of the New Mexico Game and Fish Department, Commissioner of the New Mexico State Racing Commission, Member of the New Mexico Industrial Development Commission, Member of the New Mexico Foreign Trade and Investment Council, and Member of the United States Department of Commerce's Biotechnology Advisory Committee. Mr. Urrea graduated from Saint Mary's High School in 1949 after which he served two years in the United States Navy during the Korean War. He is currently Chairman of the Board of Directors of Klaire International, Ltd., a company holding the exclusive distribution rights in Mexico for a patented automotive ignition product developed in the United States by Septima Enterprises, Inc.

DANIEL URREA has been associated with the CYCO.NET since inception in December of 1998. Prior to his involvement with the CYCO.NET, Mr. Urrea worked with Sycom International, manufacturer and distributor of Radio Telemetry Units. During that time Mr. Urrea was responsible for the maintenance of the accounting records for the company, and was instrumental in the development of the company's business plan. Before this, Mr. Urrea worked for Klaire International, an exporter of automotive accessories to Mexico, in the same capacity. From January 1996 thorough August of 1996 Mr. Urrea worked with Equinox International.

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

BRENT WOLFORD has been involved in CYCO.NET since inception, and is in charge of Web page design and maintenance. Mr. Wolford will graduate from the University of New Mexico with a Major in Computer Science, and a Minor in Business Management. He is literate in all major operating systems including DOS 6.2, Macintosh OS8, UN*X, and Windows 95/98/NT, and has extensive experience with several applications including Microsoft Office + Frontpage, Adobe Photoshop + Pagemaker, Alias Wavefront, Bryce 3D and many more. Before becoming involved with CYCO.NET, Mr. Wolford built and continues to maintain several Web Sites including the Dartmouth Street Gallery (http://www.dsg-art.com), Mortgage Internet Technologies (http://www.vlender.com), and Digital Skunk Bud Productions (http://www.dsbp.cx).

MATTHEW URREA is a tax lawyer with a private law practice in Albuquerque. He received his Master of Laws in Taxation from New York University School of Law (May 1993), his Juris Doctor from the University of New Mexico School of Law (May 1992), and his Bachelors of Business Administration in Finance from the University of New Mexico's Anderson School of Management (May 1989). From 1993 until April 1996, Mr. Urrea was an associate with the law firm of Miller,Stratvert, Torgerson & Schlenker, P.A. in Albuquerque, New Mexico where he practiced primarily in the area of taxation, including individual, estate and business tax planning, business entity formation, mergers, sales, acquisitions and reorganizations of business entities, international tax planning, and like-kind exchanges. Mr. Urrea has lectured before professional and civic groups on various tax subjects and is a member of the New Mexico, American, and Albuquerque Bar Associations.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation authorized for the Company's Chief Executive Officer and such compensation as has been authorized board members since January, 1999. The CEO's total annual salary does not exceed $100,000 nor does that of any other board member.

                           SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation
                                  Annual Compensation                   Awards             Payouts
      (a)         (b)     (c)      (d)            (e)               (f)            (g)          (h)           (i)
                                                               Restricted     Securities
    Name and                                 Other Annual         Stock       Underlying    LTIP          All Other
   Principle            Salary    Bonus      Compensation        Award(s)    Options/SARs  Payouts       Compensation
    Position     Year    ($)       ($)            ($)               ($)             (#)       ($)              ($)
Richard         1999   $28,666
Urrea           2000   $70,099
President/CE

Daniel Urrea    1999   $10,000
      CFO       2000   $29,999

Brent           1999   $ 7,000
Wolford         2000   $ 9,000
      CTO

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the names of persons who own of record, or were known by the Company to own beneficially, more than 5 percent of its issued and outstanding common stock, and the beneficial ownership of stock as of December 31, 2001 by officers and directors of the Company and all officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other rights to acquire additional securities of the Company, except as may be otherwise noted.

(1)                  (2)                                     (3)                                  (4)
                     Name and Address                        Amount and Nature of
Title of Class       Of Beneficial Owner                     Beneficial Owner                     Percent of Class
--------------       -------------------                     --------------------                 ----------------

                     Richard Urrea                           2,496,000 $0.001 Par                 11.4
Common               600 Alcalde SW #4D
                     Albuquerque, NM 87104

                     Matthew Urrea                           2,496,000 $0.001 Par                 11.4
Common               2213 Matthew NW
                     Albuquerque, NM 87110

                     Daniel Urrea                            2,496,000 $0.001 Par                 11.4
Common               3009 Charleston NE
                     Albuquerque, NM 87110

                     Nunzio P De Santis                      2,496,000 $0.001 Par                 11.4
Common               600 Central Ave. SW, 3rd Floor
                     Albuquerque, NM 87102

                     Francisco Urrea Jr.                     2,184,000 $0.001 Par                 10.0
Common               3009 Charleston NE
                     Albuquerque, NM 87110

                     Brent Wolford                           2,080,000 $0.001 Par                  9.5
Common               2601 Silver Avenue SE #8
                     Albuquerque, NM 87106

                     Con Queso, LLC                          1,353,600 $0.001 Par                  6.2
Common               P.O. Box 7460
                     Albuquerque, NM 87194

                     Henri Hornby                            1,082,540 $0.001 Par                  4.9
Common               3653 Hemlock Court
                     Reno, NV 89509

No. Shares & %                                               Total shares                         53.7
owned by directors                                           11,752,000
& officers as a
whole

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

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

     2.4  Stock Specimen

     2.5  Board of Directors Resolution dated January 5, 1998

     2.6 Resolution of the Directors of Walsh Communications Group dated May 4, 1990 to change name to Ave, Inc.

     2.7  Certificate of Amendment to Change name to Ave, Inc. dated 5/7/90

     2.8 Certificate of Agreement of Merger of DeLuxe Onyx Company dated January 23, 1987

     2.9  Certificate and Agreement of Merger of DeLuxe dated 1/23/87

     2.10 Certificate Amending Certificate of Incorporation dated January 23,
          1987

     2.11 Majority Written Consent of Directors of Ave, Inc. Dated January 20, 1998

     3.   Ave, Inc. By Laws

     10.0 Line of Credit Agreement dated August 9, 1999


     10.1 Amendment to Line of Credit Agreement dated August 9, 1999


     21.1 Articles of Incorporation of Cyco.Net, Inc. the Wholly Owned Subsidiary Cyco.Net, Inc. (formerly Ave, Inc.)

     21.2 Certificate of Amendment to Articles of Cyco.Net, Inc. to change name from Ave, Inc. to Cyco.Net, Inc.

     21.3 Certificate of Amendment of Cyco.Net, Inc.

     21.4 Organizational Minutes of Cyco.Net, Inc.

     21.5 By-Laws of Cyco.Net, Inc.

     99.0 Promissory note from Cyco.Net, Inc. to Francisco Urrea Jr.


b) No reports on Form 8K were filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYCO.NET, INC.

Date: 4/13/01                       By: /s/ RICHARD URREA
      --------------------              --------------------------------------
                                        Richard Urrea, President and
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: 4/13/01                       By: /s/ RICHARD URREA
      --------------------              --------------------------------------
                                        Richard Urrea, President and
                                        Chief Executive Office




Date: 4/13/01                       By: /s/ DANIEL URREA
      --------------------              --------------------------------------
                                        Richard Urrea
                                        Chief Financial Officer




Date: 4/13/01                       By: /s/ FRANCISCO URREA, JR.
      --------------------              --------------------------------------
                                        Francisco Urrea, Jr.
                                        Director

                                  CYCO.NET,INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         Report of Independent Auditors                                               F-2

         Consolidated Financial Statements:

         Consolidated Balance Sheets                                                  F-3

         Consolidated Statement of Operations                                         F-4

         Consolidated Statement of Stockholders' Equity                               F-5

         Consolidated Statement of Cash Flows                                         F-6

         Notes to Consolidated Financial Statements                                   F-7 - F-13

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Cyco.Net, Inc.


We have audited the accompanying consolidated balance sheet of Cyco.Net, Inc as of December 31, 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended and for the period from January 25, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyco.Net, Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the year then ended and the period from January 25, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Tinter & Associates, LLC


Denver, Colorado
April 8, 2001

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000


ASSETS
Current Assets:
  Cash                                                  $     44,838
  Receivables                                                 70,377
  Inventory                                                    5,776
  Prepaid expenses                                             1,905
                                                        ------------
     Total Current Assets                                    122,896
                                                        ------------

Property and Equipment, net of accumulated
  depreciation of $207 at December 31, 2000                    3,392
                                                        ------------
Securities available for sale

Other Assets:
Intangible asset, net of accumulated
  amortization of $5,208                                      19,792
  Other receivables - related party                           23,994
                                                        ------------
          Total Assets                                  $    170,074
                                                        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                 $    163,900
                                                        ------------
     Total Current Liabilities                               163,900
                                                        ------------

Stockholders' Equity:
Common Stock, $0.001 par value,
    30,000,000 shares authorized,
    21,946,419 issued and outstanding                         21,946
Additional paid in capital                                   342,859
Accumulated (deficit)                                       (358,631)
                                                        ------------
     Total Stockholders' Equity                                6,174

          Total Liabilities and Stockholders' Equity    $    170,074
                                                        ============


          See accompanying notes to consolidated financial statements.
                                       F-3

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year ended December 31,
                                                           -----------------------------
                                                               2000            1999
                                                           ------------     ------------

Revenues                                                   $  2,496,018     $      9,671
Operating expenses:
  Cost of sales                                               2,302,510            8,321
  General and administrative expenses                           386,152          141,689
                                                           ------------     ------------
    Total operating expenses                                  2,688,662          150,010

(Loss) from operations                                         (192,644)        (140,339)

Other income (expense)
Interest expense                                                    (53)            (103)
Realized (loss) on securities available for sale                (25,492)              --
                                                           ------------     ------------
Net (loss)                                                     (218,189)        (140,442)

Other comprehensive (loss):
  Unrealized (loss) on available for sale securities                 --           (4,688)
                                                           ------------     ------------

Comprehensive (loss)                                       $   (218,189)    $   (145,130)
                                                           ============     ============



Per share information:
Net (loss) per common share (basic and diluted)            $      (0.01)    $      (0.01)
                                                           ============     ============


Weighted average shares outstanding (basic and diluted)      20,619,849       17,366,281
                                                           ============     ============


          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
      FOR THE PERIOD FROM JANUARY 25, 1999 (INCEPTION) TO DECEMBER 31, 2000



                                                                  Common Stock      Additional                 Other
                                                             ---------------------   Paid in    Accumulated Comprehensive
                                                               Shares     Amount     Capital      Deficit      (Loss)       Total
                                                             ----------  ---------  ----------  ----------- ------------- ----------
  Shares issued at inception for services
    at $.001 per share                                       14,976,000  $   7,200  $       --   $      --   $      --   $    7,200
  Reclassification of paid in capital                                --      7,776      (7,776)         --          --           --

  Shares issued for cash at $.05 per share                      208,000        208       4,792          --          --        5,000

  Shares issued for services at $.05 per share                  145,600        146       3,354          --          --        3,500

  Shares issued for cash at $.10 per share                      769,600        770      36,230          --          --       37,000

  Shares issued for services at $.10 per share                  312,000        312      14,688          --          --       15,000

  Shares issued in conjunction with a
    recapitalization                                          2,909,219      2,908      43,597          --     (37,500)       9,005

  Shares issued for a receivable at $.10 per share              150,000        150      14,850          --          --       15,000

  Shares issued for cash at $.50 per share                       20,000         20       9,980          --          --       10,000

  Shares issued for cash at $.20 per share                       50,000         50       9,950          --          --       10,000

  Shares issued for cash at $.05 per share                      200,000        200       9,800          --          --       10,000

  Shares issued for cash at $.075 per share                     200,000        200      14,800          --          --       15,000

  Unrealized loss on available for sale securities                   --         --          --          --      (4,688)      (4,688)

  Net (loss) for the period ended, December 31, 1999                 --         --          --    (140,442)         --     (140,442)
                                                             ----------  ---------  ----------   ---------   ---------   ----------

Balance at December 31, 1999                                 19,940,419     19,940     154,265    (140,442)    (42,188)      (8,425)

  Shares issued for cash at $.05 per share                      200,000        200       9,800          --          --       10,000

  Shares issued for cash at $.10 per share                      520,000        520      51,480          --          --       52,000

  Shares issued for services at $.10 per share                1,036,000      1,036     102,564          --          --      103,600

  Shares issued in exchange for domain name
         at $.10 per share                                      250,000        250      24,750          --          --       25,000

  Change in unrealized net (loss) due to sale of securities          --         --          --          --      42,188       42,188

  Net (loss) for the year ended, December 31, 2000                   --         --          --    (218,189)         --     (218,189)
                                                             ----------  ---------  ----------   ---------   ---------   ----------

Balance at December 31, 2000                                 21,946,419  $  21,946  $  342,859   $(358,631)  $      --   $    6,174
                                                             ==========  =========  ==========   =========   =========   ==========

          See accompanying notes to consolidated financial statements.
                                       F-5

                                   CYCO.NET, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                      -----------------------------
Cash flows from operations:                                                               2000             1999
                                                                                      ------------     ------------
Net (loss)                                                                            $   (218,189)    $   (140,442)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities
Realized loss on sale of available for sale securities                                      25,492               --
Amortization                                                                                 5,208               --
Depreciation                                                                                   207               --
Write off note payable                                                                     (10,000)              --
Common stock issued for services                                                           103,600           40,700
Common stock issued in conjunction with a recapitalization                                      --           46,505
Available for sale securities received as payment for license rights                            --          (50,000)
Common stock issued in exchange for a subscription receivable                                   --          (15,000)
Changes in assets and liabilities:
(Increase) decrease in receivables                                                         (43,770)              --
(Increase) decrease in other receivables                                                   (23,994)         (26,607)
(Increase) decrease in inventory                                                            (4,719)          (1,057)
(Increase) decrease in prepaid expenses                                                      2,295           (4,200)
(Increase) decrease in accounts payable                                                    118,062           45,838
                                                                                      ------------     ------------
Net cash (used in) operating activities                                                    (45,808)        (104,263)
                                                                                      ------------     ------------

Cash flows from investing activities:
Proceeds from sale of available for sale securities                                         24,508               --
Acquisition of fixed assets                                                                 (3,599)              --
                                                                                      ------------     ------------
Net cash (used in) investing activities                                                     20,909               --
                                                                                      ------------     ------------

Cash flows from financing activities:
Proceeds from stock issuance                                                                62,000           87,000
Decrease in subscription receivable                                                         15,000               --
Increase (decrease) in amounts due to related party                                        (18,000)          18,000
Proceeds from note payable                                                                      --           10,000
                                                                                      ------------     ------------
Net cash provided by financing activities                                                   59,000          115,000
                                                                                      ------------     ------------

Net increase in cash                                                                        34,101           10,737
Beginning cash balance                                                                      10,737               --
                                                                                      ------------     ------------

Ending cash balance                                                                   $     44,838     $     10,737
                                                                                      ============     ============

Supplemental cash flow information:
Cash paid for income taxes                                                            $         --     $         --
                                                                                      ============     ============
Cash paid for interest                                                                $         53     $         --
                                                                                      ============     ============

Supplemental Disclosure Of Significant Non-Cash Financing and Investing Activities
Common stock issued in exchange for acquisition of domain name                        $     25,000     $         --
                                                                                      ============     ============
Unrealized loss on available for sale securities                                      $         --     $     (4,688)
                                                                                      ============     ============



          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cyco.Net, Inc. (the "Company") was incorporated on January 25, 1999 in the State of New Mexico. The Company has a network of web-based businesses. The Company's primary line of business is the sale of cigarettes through their websites "Cycocigs.com" and "Aabakismokes.com".

The Company was in the development stage from its inception on January 25, 1999 through December 31, 1999. The Company commenced operations on January 1, 2000.

During July 1999 the Company completed reorganization with AVE, Inc. a Nevada corporation, whose net assets aggregated $46,505. In conjunction therewith, AVE, Inc. issued 16,411,200 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 2,909,219 shares of common stock in exchange for the net assets of AVE, Inc.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

The Company's primary source of revenue is the sale of cigarettes through their website "Cycocigs.com". The Company records revenue from cigarette sales when product is shipped. The Company also generates revenue through online advertising. The Company recognizes advertising revenues over the period the ads are displayed on the website.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses aggregated $7,489 in 2000 and $2,178 in 1999.

Cash, cash equivalents and short-term investments

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Property and equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over the asset's estimated economic life of 5 years.

Impairment of long-lived assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2000 there were no such impairments.

Net (loss) per common share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Intangibles

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll- related costs for employees who devote time directly related to the internal-use computer software project, and interest costs incurred while developing internal-use computer software are capitalized. Product development costs, preliminary project and past implementation product costs are expensed as incurred. Internal costs for upgrades and enhancements that result in probable additional functionality are capitalized.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

On August 1, 2000 the Company issued 250,000 shares of its'$0.001 par value common stock for the purchase of a domain name. Amortization is computed using the straight line method over a life of two years. Accumulated amortization of the domain name at December 31, 2000 was $5,208.

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

Segment information

The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Reclassifications

Certain amounts presented in the previous years financial statements have been reclassified to conform to the current year presentation.

Concentrations

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential current customers with respect to the tobacco industry, and therefore effect the Company's operations.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Recent pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities since their inception on January 25, 1999.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAS No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.


NOTE 2. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the periods ended December 31, 2000 and 1999, the Company incurred net losses of $218,189 and $140,442, respectively. At December 31, 2000, the Company had a working capital deficit of $41,004.

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

The Company is pursuing financing for its operations and seeking additional private placement investments. The Company has begun to operate its websites and generate significant revenues from the sale of its products.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3. LOSS ON INVESTMENT

In conjunction with the recapitalization described in Note 1 the Company acquired certain marketable securities with a cost of $50,000 and a fair market value of $12,500. The Company sold the securities during the year ended, December 31, 2000 for $24,508, resulting in a realized loss of $25,492.

NOTE 4. STOCKHOLDERS' EQUITY

During January 1999 the Company issued 14,976,000 shares of common stock for services valued at $7,200, which management believes is the fair market value of the services provided.

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

During the period from August 1999 through December 1999 the Company issued 620,000 shares of its $0.001 par value common stock to various investors for cash aggregating $45,000 and a receivable of $15,000. The receivable was collected during January 2000.

During the year ended December 31, 2000, the Company issued 720,000 shares of its $0.001 par value common stock to various investors for cash aggregating $62,000.

During the year ended December 31, 2000 the Company issued 1,036,000 shares of its $0.001 par value common stock to various individuals in exchange for services valued at $103,600. The Company also issued 250,000 shares of its $0.001 par value common stock in exchange for the acquisition of a web site valued at $25,000.

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for recission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company had a receivable with companies owned by an officer of the Company of $23,994.

At December 31, 1999, the Company had an outstanding non-interest bearing loan from an officer of $18,000. The loan was repaid during the year ended December 31, 2000.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

For the year ended December 31, 2000, the Company has included $2,000 due to related parties in accounts payable and accrued expenses.

NOTE 6. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:


                                      Reconciling            Tax
                                         Item               Effect
                                      -----------           ------

Net operating loss carryforward:       $358,000            $122,000
                                       ========            ========

The net operating loss carry forward will expire through 2020. The deferred tax asset has been fully reserved at December 31, 2000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.

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

During 1999, the Company granted 600,000 options exercisable at $.10 per share to officers of the Company. These options are exercisable at any time through January 31, 2003. The Company has agreed, to repurchase these 600,000 options for $60,000 upon the receipt of proceeds from a Regulation D, Rule 504 offering.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

The line of credit agreement provides for debentures convertible at 75% of the average closing bid price for a period of five days prior to conversion. Management estimates the price per share of common stock in the recent market, discounted to 75%, to be $0.03 per share. If there were full payout under the line of credit agreement and full conversion of the debentures to common stock, approximately 29.7 million shares would be issued. The authorized capital stock of the Company consists of 30 million shares of common stock and presently approximately 26 million shares are outstanding. Thus, full payout and conversion under the line of credit agreement would be approximately 114% of the total outstanding common shares.

The Company leases office and warehouse space under an operating lease expiring during April 2002. The lease calls for monthly payments of $1,664. Rental expense related to this lease for the years ended December 31, 2000 and 1999 were $ 12,460 and $7,605, respectively. Minimum annual future rent payments related to the operating lease are $19,970 for the year ending December 31, 2001 and $6,810 for the year ending December 31, 2002.


NOTE 9. SUBSEQUENT EVENT

During April 2001 the Company authorized 4,000,000 shares of their $0.001 par value common stock to three members of their management team.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.      DESCRIPTION
-------    -----------
   2.1.    Acquisition Agreement between Ave and DMI

   2.2.    Majority Written Consent of Directors of Ave Inc. dated July 9, 1999

   2.3.    Letter of Intent between Ave and CyCo.Net dated July 9, 1999

   2.4.    Stock Specimen

   2.5.    Board of Directors Resolution dated January 5, 1998

   2.6.    Resolution of the Directors of Walsh Communications Group dated May 4, 1990 to change name to Ave, Inc.

   2.7.    Certificate of Amendment to Change name to Ave, Inc. dated 5/7/90

   2.8.    Certificate of Agreement of Merger of DeLuxe Onyx Company dated January 23, 1987.

   2.9.    Certificate and Agreement of Merger of DeLuxe dated 1/23/87.

  2.10.    Certificate Amending Certificate of Incorporation dated January 23, 1987.

  2.11.    Majority Written Consent of Directors of Ave, Inc. Dated January 20, 1998

     3.    Ave, Inc. By Laws

    10.    Line of Credit Agreement dated August 9, 1999

  10.1.    Amendment to Line of Credit Agreement dated August 9, 1999

  21.1.    Articles of Incorporation of Cyco.Net the Wholly Owned Subsidiary of Cyco.Net (formerly Ave, Inc.)

  21.2.    Certificate of Amendment to Articles of Cyco.Net to change name from Ave, Inc. to Cyco.Net.

  21.3.    Certificate of Amendment of Cyco.Net

  21.4.    Organizational Minutes of Cyco.Net

  21.5.    By-Laws of Cyco.Net, Inc.

    99.    Promissory note from Cyco.net to Francisco Urrea Jr.