Form 10QSB
period 2001-03-31
CYCO NET INC
filed 2001-05-15
CIK 1053113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB




[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For transition period from _______________ to _________________



                        Commission file number 000-30244


                                 CYCO.NET, INC.
                 (Name of small business issuer in its charter)

                    Nevada                                     13-3389415
 (State or other jurisdiction of incorporation)         (IRS Employer ID Number)



4201 Yale Boulevard, NE Suite G, Albuquerque, NM                 87107
(Address of principal executive offices)                       (Zip code)

                    Issuer's telephone number (505) 344-9643


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


The number of shares of Common Stock outstanding as of May 8, 2001 was 25,946,419.

                                 CYCO.NET, INC.
                                   FORM 10-QSB

                                      INDEX


PART I FINANCIAL INFORMATION


Consolidated Balance Sheets                                                    2

Consolidated Statement of Operations                                           3

Consolidated Statement of Cash Flows                                           4

Notes to Consolidated Financial Statements                                     5

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                         6


PART II OTHER INFORMATION

Legal Proceedings                                                              8

Changes in Securities and Use of Proceeds                                      8

Defaults Upon Senior Securities                                                8

Submission of Matters to a Vote of Security Holders                            8

Other Information                                                              8

Exhibits and Reports on Form 8-K                                               8

Signatures                                                                     9

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)

ASSETS
Current Assets:
  Cash                                                 $   25,706
  Receivables                                              61,220
  Inventory                                                 5,566
  Prepaid expenses                                          1,905
                                                       ----------
     Total Current Assets                                  94,397
                                                       ----------

Property and Equipment, net of accumulated
   depreciation of $615                                     4,030
                                                       ----------

Other Assets:
Intangible asset, net of accumulated amortization
   of $10,333                                              30,667
  Other receivables - related party                        25,269
                                                       ----------
          Total Assets                                 $  154,363
                                                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                $  151,601
  Due to related parties                                    2,000
                                                       ----------
     Total Current Liabilities                            153,601
                                                       ----------

Stockholders' Equity:
Common Stock, $0.001 par value,
    30,000,000 shares authorized,
    25,946,419 issued and outstanding                      25,946
Additional paid in capital                                418,859
Accumulated (deficit)                                    (444,043)
                                                       ----------
     Total Stockholders' Equity                               762

          Total Liabilities and Stockholders' Equity   $  154,363
                                                       ==========


    The accompanying notes are an integral part of the financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three months ended March 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Revenues                                                  $    933,646    $     96,285
Operating expenses:
  Cost of sales                                                860,491          84,489
  General and administrative expenses                          158,561          31,189
                                                          ------------    ------------
    Total operating expenses                                 1,019,052         115,678

(Loss) from operations                                         (85,406)        (19,393)

Other income and (expense)
  Interest expense                                                  (6)             --
                                                          ------------    ------------

Net (loss)                                                     (85,412)        (19,393)

Other comprehensive income:
 Unrealized gain on available for sale securities                   --          54,688
                                                          ------------    ------------
Comprehensive gain                                        $    (85,412)   $     35,295
                                                          ============    ============


Per share information:
Net (loss) per common share (basic and diluted)           $      (0.00)   $       0.00
                                                          ============    ============


Weighted average shares outstanding (basic and diluted)     23,368,641      20,146,034
                                                          ============    ============


    The accompanying notes are an integral part of the financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         2001            2000
                                                                                     ------------    ------------
Operating activities
Net cash (used in) operating activities                                              $    (12,086)   $    (35,627)
                                                                                     ------------    ------------

Investing activities
Acquisition of fixed assets                                                                  (1,046)             --
Acquisition of intangible assets                                                             (6,000)             --
                                                                                     ------------    ------------
Net cash (used in) investing activities                                                    (7,046)             --
                                                                                     ------------    ------------

Financing activities
Proceeds from stock issuance                                                                   --          22,000
Payment of subscription and account receivable for stock                                       --          15,000
Increase in amounts due to related party                                                       --           8,358
                                                                                     ------------    ------------
Net cash provided by financing activities                                                      --          45,358
                                                                                     ------------    ------------

Net increase (decrease) in cash                                                           (19,132)          9,731
Beginning cash balance                                                                     44,838          10,737
                                                                                     ------------    ------------

Ending cash balance                                                                  $     25,706    $     20,468
                                                                                     ============    ============

Supplemental cash flow information:
Cash paid for income taxes                                                           $         --    $         --
                                                                                     ============    ============
Cash paid for interest                                                               $          6    $         --
                                                                                     ============    ============

Supplemental Disclosure Of Significant Non-Cash Financing and Investing Activities
Common stock issued in exchange for web site enhancements                            $     10,000    $         --
                                                                                     ============    ============
Unrealized gain on available for sale securities                                     $         --    $     54,688
                                                                                     ============    ============


    The accompanying notes are an integral part of the financial statements.

                          CYCO.NET, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


    (1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

    (2)  EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

    (3)  EQUITY

During the quarter ended March 31, 2001 the Company had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

    o The Company issued 3,500,000 shares of their $0.001 par value common stock valued at $70,000 to two members of their management team.

    o The Company issued 500,000 shares of their $0.001 par value common stock valued at $10,000 as compensation for enhancements made to their website.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared With The Three Months Ended March 31, 2000

Revenues for the quarter ended March 31, 2001 were $933,646 as compared to $96,285 for the same period last year. We have had an increase in revenues each quarter since the Company commenced operations January 1, 2000.

Cost of goods sold were $860,491 or 92.2% of revenues for the three months ended March 31, 2001, as compared to $84,489 or 87.7% of revenues for the three months ended March 31, 2000. The increase in the cost of goods sold, expressed as a percent of revenues, was due to increased shipping costs and product costs which could not be completely passed on to the customer if the Company was to stay competitive in the market place.

General and administrative expenses for the first quarter ended March 31, 2001 were $158,561 or 17.0% of revenues as compared to $31,189 or 32.4% of revenues for the first quarter last year. General and administrative expenses expressed as a percentage of revenues has decreased. We hope to keep general and administrative costs down.

Net losses for the periods ended March 31, 2001 and 2000, was $85,412 or 9.2% of revenues and $19,393 or 20.1% of revenues.

For the quarter ended March 31, 2000, the Company had an unrealized gain on available for sale securities of $54,688, producing a comprehensive gain of $35,295.

FINANCIAL RESOURCES AND LIQUIDITY

Cash used in operations for the three months ended March 31, 2001 was $12,086, a decrease of $23,541 from the cash used in the same period last year. Cash used in investing activities was $7,046 and the net decrease in cash for the three months ended March 31, 2001, was $19,132. Cash used in operating activities was $35,627 and cash provided from financing activities was $45,358, producing a net increase in cash for the three months ended March 31, 2000 of $9,731.

Prior to the forth quarter of 2000, the Company was able to meet its cash requirements partially from the sale of cigarettes, with the balance of cash needs being met with the sales of stock pursuant to Rule 504. During the forth quarter of 2000 and the first quarter of this year, the Company was able to meet its cash needs solely through the sales of cigarettes. Although we are operating at a negative cash flow, we believe that revenue will increase to a volume at which operating expenses are covered and a net profit can be made. The Company expects to require substantial working capital to fund growth of the business to its potential. The May Davis line of credit may be available in the near future, however Management is seeking other financing options as well.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to ", "will continue", "is anticipated", "estimated", "projected", and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients;
(iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general or local economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                 CYCO.NET, INC.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2001 the Company had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

    o The Company issued 3,500,000 shares of their $0.001 par value common stock valued at $70,000 to two members of their management team.

    o The Company issued 500,000 shares of their $0.001 par value common stock valued at $10,000 as compensation for enhancements made to their website.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

         None

    b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.




                                       CYCO.NET, INC.



                                       By: /s/ Richard A. Urrea     May 14, 2001
                                          -----------------------   ------------
                                          Richard A. Urrea             Date
                                          President




                                       By: /s/ Daniel Urrea         May 14, 2001
                                          -----------------------   ------------
                                          Daniel Urrea                 Date
                                          Chief Financial Officer