Form 10QSB
period 2001-06-30
CYCO NET INC
filed 2001-08-10
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For transition period from __________ to ____________


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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of August 8, 2001 was 25,946,419.

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

                                  CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (unaudited)

ASSETS
Current Assets:
  Cash                                                                $   8,757
  Receivables                                                            51,868
  Inventory                                                               4,449
  Prepaid expenses                                                        1,905
                                                                      ---------
     Total Current Assets                                                66,979
                                                                      ---------
Property and Equipment, net of accumulated depreciation of $727           4,997
                                                                      ---------
Other Assets:
  Intangible asset, net of accumulated amortization of $15,460           31,540
  Other receivables - related party                                      25,707
                                                                      ---------
     Total Assets                                                     $ 129,223
                                                                      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                               $ 158,383
  Due to related parties                                                  2,000
                                                                      ---------
     Total Current Laibilities                                          160,383
                                                                      ---------
Stockholders' (Deficit)
Common Stock, $0.001 par value, 30,000,000 shares authorized,
 25,946,419 issued and outstanding                                       25,946
Additional paid in capital                                              418,859
Accumulated (deficit)                                                  (475,965)
                                                                      ---------
     Total Stockholders' (Deficit)                                      (31,160)
                                                                      ---------

     Total Liabilities and Stockholders' (Deficit)                    $ 129,223
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

                                  CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three months ended June 30,      Six months ended June 30,
                                                            ----------------------------    ----------------------------
                                                                2001            2000            2001            2000
                                                            ------------    ------------    ------------    ------------
Revenues                                                    $  1,046,216    $    555,744    $  1,979,862    $    652,029
Operating expenses:
  Cost of sales                                                  957,302         493,602       1,817,793         578,091
  General and administrative expenses                            120,828          59,027         279,389          90,216
                                                            ------------    ------------    ------------    ------------
        Total operating expenses                               1,078,130         552,629       2,097,182         668,307

Income (loss) from operations                                    (31,914)          3,115        (117,320)        (16,278)

Other income and (expense)
  Interest expense                                                    (8)             --             (14)             --
                                                            ------------    ------------    ------------    ------------

Net income (loss)                                                (31,922)          3,115        (117,334)        (16,278)

Other comprehensive income:
  Unrealized gain(loss) on available for sale securities              --         (32,812)             --          21,876
                                                            ------------    ------------    ------------    ------------
Comprehensive income(loss)                                  $    (31,922)   $    (29,697)   $   (117,334)   $      5,598
                                                            ============    ============    ============    ============

Per share information:
Net income (loss) per common share-basic and diluted        $      (0.00)   $      (0.00)   $      (0.00)   $       0.00
                                                            ============    ============    ============    ============

Weighted average shares outstanding-basic and diluted         25,946,419      20,293,752      25,261,336      20,219,210
                                                            ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six months ended June 30,
                                                                       ---------------------------
                                                                         2001               2000
                                                                       --------           --------
Operating activities
Net cash provided by (used in) operating activities                    $(20,243)          $  5,656
                                                                       --------           --------
Investing activities
  Acquisition of fixed assets                                            (2,125)                --
  Acquisition of intangible assets                                      (12,000)                --
                                                                       --------           --------
Net cash (used in) investing activities                                 (14,125)                --
                                                                       --------           --------
Financing activities
  Proceeds from stock issuance                                               --             32,000
  Payment of subscription and account receivable for stock                   --             15,000
  Increase in amounts due to related party                               (1,713)             7,482
                                                                       --------           --------
Net cash provided by (used in) financing activities                      (1,713)            54,482
                                                                       --------           --------

Net increase (decrease) in cash                                         (36,081)            60,138
Beginning cash balance                                                   44,838             10,737
                                                                       --------           --------

Ending cash balance                                                    $  8,757           $ 70,875
                                                                       ========           ========
Supplemental cash flow information:
Cash paid for income taxes                                             $     --           $     --
                                                                       ========           ========
Cash paid for interest                                                 $     14           $     --
                                                                       ========           ========
Supplemental Disclosure of Significant Non-Cash
Financing and Investing Activities
  Common stock issued in exchange for web site enhancements            $ 10,000           $     --
                                                                       ========           ========
  Unrealized gain on available for sale securities                     $     --           $ 21,876
                                                                       ========           ========

    The accompanying notes are an integral part of the financial statements.

                          CYCO.NET, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

(3) STOCKHOLDERS' (DEFICIT)

During the six months ended June 30, 2001 the Company had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

     * The Company issued 3,500,000 shares of their $0.001 par value common stock valued at $70,000 to two members of their management team.

     * The Company issued 500,000 shares of their $0.001 par value common stock valued at $10,000 as compensation to one of their officers for enhancements made to their website.

                                 CYCO.NET, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS
ENDED JUNE 30, 2000

Revenues for the three months ended June 30, 2001 were $1,046,216 as compared to $555,744 in the same period last year. The increase is due primarily to word-of-mouth advertising as the Company has spent very little on other forms of advertising.

Cost of goods sold were $957,302 or 91.5% of revenues for the three months ended June 30, 2001, as compared to $493,602 or 88.8% of revenues for the three months ended June 30, 2000. The increase in the cost of goods sold, expressed as a percent of revenues, was due to increased shipping costs and product costs which could not be completely passed on to the customer if the Company was to stay competitive in the market place.

General and administrative expenses for the second quarter ended June 30, 2001 were $120,828 or 11.5% of revenues as compared to $59,027 or 10.6% of revenues for the second quarter last year. General and administrative expenses expressed as a percentage of revenues has increased slightly.

The Company had a net loss for the period ended June 30, 2001 of $31,922 compared to net income of $3,115 for the same period last year.

For the three months ended June 30, 2000, the Company had an unrealized loss on available for sale securities of $32,812 producing a comprehensive loss of $29,697.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

Revenues for the six months ended June 30, 2001 were $1,979,862 as compared to $652,029 in the same period last year. We have had an increase in revenues each quarter since the Company commenced operations January 1, 2000.

Cost of goods sold were $1,817,793 or 91.8% of revenues for the six months ended June 30, 2001, as compared to $578,091 or 88.7% of revenues for the six months ended June 30, 2000. The increase in the cost of goods sold, expressed as a percent of revenues, was due to increased shipping costs and product costs which could not be completely passed on to the customer if the Company was to stay competitive in the market place.

General and administrative expenses for the six months ended June 30, 2001 were $279,389 or 14.1% of revenues as compared to $90,216 or 13.8% of revenues for the same period last year. General and administrative expenses expressed as a percentage of revenues has increased slightly. We hope to keep general and administrative costs down.

The Company had net losses for the six month periods ended June 30, 2001 and 2000 of $117,334 and $16,278.

For the six months ended June 30, 2000, the Company had an unrealized gain on available for sale securities of $21,876 producing comprehensive income of $5,598.

FINANCIAL RESOURCES AND LIQUIDITY

Cash used in operations for the six months ended June 30, 2001 was $20,243. Cash used in investing activities was $14,125, cash used in financing activities was $1,713 and the net decrease in cash for the six months ended June 30, 2001, was $36,081. Cash provided by operating activities was $5,656 and cash provided from financing activities was $54,482, producing a net increase in cash for the six months ended June 30, 2000 of $60,138.

Prior to the fourth quarter of 2000, the Company was able to meet its cash requirements partially from the sale of cigarettes, with the balance of cash needs being met with the sales of stock pursuant to Rule 504. During the fourth quarter of 2000 and the first half of this year, the Company was able to meet its cash needs solely through the sales of cigarettes. Although we are operating at a negative cash flow, we believe that revenue will increase to a volume at which operating expenses are covered and a net profit can be made. The Company expects to require substantial working capital to fund growth of the business to its potential. The May Davis line of credit may be available in the near future, however Management is seeking other financing options as well.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2001 the Company had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

     * The Company issued 3,500,000 shares of their $0.001 par value common stock valued at $70,000 to two members of their management team.

     * The Company issued 500,000 shares of their $0.001 par value common stock valued at $10,000 as compensation to one of their officers for enhancements made to their website.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

          None

     b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                 CYCO.NET, INC.


By: /s/ Richard A. Urrea                                         August 9, 2001
    -------------------------                                    --------------
    Richard A. Urrea                                                  Date
    President


By: /s/ Daniel Urrea                                             August 9, 2001
    -------------------------                                    --------------
    Daniel Urrea                                                      Date
    Chief Financial Officer