Form 10QSB
period 2001-09-30
CYCO NET INC
filed 2001-11-13
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For transition period from _______ to _______


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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding as of November 2, 2001 was 26,496,419.

                                 CYCO.NET, INC.
                                   FORM 10-QSB

                                      INDEX


PART I. FINANCIAL INFORMATION

Consolidated Balance Sheet                                                     2

Consolidated Statements of Operations                                          3

Consolidated Statements of Cash Flows                                          4

Notes to Consolidated Financial Statements                                     5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                           6


PART II. OTHER INFORMATION

Legal Proceedings                                                              8

Changes in Securities and Use of Proceeds                                      8

Defaults Upon Senior Securities                                                9

Submission of Matters to a Vote of Security Holders                            9

Other Information                                                              9

Exhibits and Reports on Form 8-K                                               9

Signatures                                                                    12

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (unaudited)

ASSETS
Current Assets:
  Cash                                                                $  53,798
  Receivables                                                            34,294
  Inventory                                                              19,625
  Prepaid expenses                                                       48,690
                                                                      ---------
     Total Current Assets                                               156,407
                                                                      ---------

Property and Equipment, net of accumulated
   depreciation of $1,059                                                 4,666
                                                                      ---------

Other Assets:
Intangible asset, net of accumulated amortization
   of $20,586                                                            32,414
  Other receivables - related party                                      25,707
                                                                      ---------
          Total Assets                                                $ 219,194
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                               $ 216,984
  Due to related parties                                                  2,000
                                                                      ---------
     Total Current Laibilities                                          218,984
                                                                      ---------

Stockholders' Equity
Common Stock, $0.001 par value,
  100,000,000 shares authorized,
  26,496,419 issued and outstanding                                      26,496
Additional paid in capital                                              449,109
Accumulated (deficit)                                                  (475,395)
                                                                      ---------
     Total Stockholders' Equity                                             210
                                                                      ---------

          Total Liabilities and Stockholders' Equity                  $ 219,194
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three months ended               Nine months ended
                                                        ----------------------------    ----------------------------
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Revenues                                                $  1,111,573    $    828,361    $  3,091,435    $  1,516,676
Operating expenses:
  Cost of sales                                              990,213         777,080       2,808,006       1,407,216
  General and administrative expenses                        120,651          93,869         400,040         168,326
                                                        ------------    ------------    ------------    ------------
    Total operating expenses                               1,110,864         870,949       3,208,046       1,575,542

Income (loss) from operations                                    709         (42,588)       (116,611)        (58,866)

Other income and (expense)
  Realized (loss) on available for sale securities                           (25,492)                        (25,492)
  Interest expense                                              (138)             --            (152)             --
                                                        ------------    ------------    ------------    ------------

Net income (loss)                                                571         (68,080)       (116,763)        (84,358)

Other comprehensive income:
 Unrealized gain on available for sale securities                 --          20,312              --           4,688
                                                        ------------    ------------    ------------    ------------
Comprehensive income(loss)                              $        571    $    (47,768)   $   (116,763)   $    (79,670)
                                                        ============    ============    ============    ============

Per share information:
Net income (loss) per common share-basic and diluted    $       0.00    $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============    ============    ============    ============

Weighted average shares outstanding-basic and diluted     26,311,093      20,816,752      25,615,100      20,409,120
                                                        ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                   CYCO.NET, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                            Nine months ended
                                                              September 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Operating activities
Net cash provided by (used in) operating activities        $ 30,798    $(46,088)
                                                           --------    --------

Investing activities
Acquisition of fixed assets                                  (2,125)       (640)
Acquisition of intangible assets                            (18,000)         --
Proceeds from sale of available for sale securities              --      24,508
                                                           --------    --------
Net cash provided by (used in) investing activities         (20,125)     23,868
                                                           --------    --------

Financing activities
Proceeds from stock issuance                                     --      62,000
Payment of subscription and account receivable for stock         --      15,000
Decrease in amounts due to related party                         --     (18,000)
Increase in amounts due from related party                   (1,713)         --
                                                           --------    --------
Net cash provided by (used in) financing activities          (1,713)     59,000
                                                           --------    --------

Net increase in cash                                          8,960      36,780
Beginning cash balance                                       44,838      10,737
                                                           --------    --------

Ending cash balance                                        $ 53,798    $ 47,517
                                                           ========    ========

Supplemental cash flow information:
Cash paid for income taxes                                 $     --    $     --
                                                           ========    ========
Cash paid for interest                                     $    152    $     --
                                                           ========    ========

Supplemental Disclosure Of Significant Non-Cash
  Financing and Investing Activities
  Common stock issued in exchange for services             $ 40,800    $     --
                                                           ========    ========

Unrealized gain on available for sale securities           $     --    $  4,688
                                                           ========    ========

    The accompanying notes are an integral part of the financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

(2) RECLASSIFICATIONS

Certain amounts from the three and nine months ended September 30, 2000 financial statements have been reclassified to conform to current periods presentation.

(3) EARNINGS PER SHARE

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

(4) STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2001 the Company had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

     * The Company issued 3,500,000 shares of their $0.001 par value common stock valued at $70,000 to two members of their management team.

     * The Company issued 500,000 shares of their $0.001 par value common stock valued at $10,000 as compensation to one of their officers for enhancements made to their website.

     * In August 2001, Cyco.net entered into the Equity Line of Credit Agreement pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing market price of the common stock. In August 2001, Cyco.net issued 550,000 shares of common stock for consulting services valued at $44,000 or $0.08 per share.

     * Cyco.net issued options to an employee to purchase 750,000 shares of common stock at an exercise price of $0.06 per share.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues for the three months ended September 30, 2001 were $1,111,573 as compared to $828,361 in the same period last year. The increase is due primarily to word-of-mouth advertising as the Company has spent very little on other forms of advertising.

Cost of goods sold were $990,213 or 89.1% of revenues for the three months ended September 30, 2001, as compared to $777,080 or 93.8% of revenues for the three months ended September 30, 2000. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have a higher profit margin.

General and administrative expenses for the third quarter ended September 30, 2001 were $120,651 or 10.9% of revenues as compared to $93,869 or 11.3% of revenues for the third quarter last year. During the three months ended September 30, 2001, the major components of general and administrative expenses were approximately $8,098 in advertising, $33,993 in credit card processing fees, $47,664 in payroll, $3,614 in professional fees, $9,047 in rent, $5,457 in amortization and depreciation and $12,778 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $3,847 in advertising, $16,747 in credit card processing fees, $35,183 in payroll, $16,805 in professional fees, $5,891 in rent, and $15,396 in miscellaneous other expenses. General and administrative expenses expressed as a percentage of revenues has decreased slightly.

The Company had net income for the three months ended September 30, 2001 of $571 compared to a net loss of $68,080 for the same period last year.

For the three months ended September 30, 2000, the Company had an unrealized gain on available for sale securities of $20,312 producing a comprehensive loss of $47,768.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues for the nine months ended September 30, 2001 were $3,091,435 as compared to $1,516,676 in the same period last year. We have had an increase in revenues each quarter since the Company commenced operations January 1, 2000.

Cost of goods sold were $2,808,006 or 90.8% of revenues for the nine months ended September 30, 2001, as compared to $1,407,216 or 92.8% of revenues for the nine months ended September 30, 2000. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have a higher profit margin.

General and administrative expenses for the nine months ended September 30, 2001 were $400,040 or 12.9% of revenues as compared to $168,326 or 11.1% of revenues for the same period last year. During the nine months ended September 30, 2001, the major components of general and administrative expenses were approximately $15,214 in advertising, $92,552 in credit card processing fees, $196,354 in payroll ($70,000 of which was the value of stock issued to employees), $24,940 in professional fees, $20,596 in rent, $16,229 in amortization and depreciation and $34,155 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $6,889 in advertising, $28,794 in credit card processing fees, $78,313 in payroll, $20,160 in professional fees, $8,995 in rent, and $25,175 in miscellaneous other expenses. General and administrative expenses expressed as a percentage of revenues has increased slightly.

The Company had net losses for the nine months ended September 30, 2001 and 2000 of $116,763 and $84,358.

For the nine months ended September 30, 2000, the Company had an unrealized gain on available for sale securities of $4,688 producing comprehensive loss of $79,670.

FINANCIAL RESOURCES AND LIQUIDITY

Cash provided by operations for the nine months ended September 30, 2001 was $30,798. Cash used in investing activities was $20,125, cash used in financing activities was $1,713 and the net increase in cash for the nine months ended September 30, 2001, was $8,960. Cash used in operating activities was $46,088, cash provided by investing activities was $23,868 and cash provided by financing activities was $59,000, producing a net increase in cash for the nine months ended September 30, 2000 of $36,780.

Prior to the fourth quarter of 2000, the Company was able to meet its cash requirements partially from the sale of cigarettes, with the balance of cash needs being met with the sales of stock pursuant to Rule 504. During the fourth quarter of 2000 and so thus far this year, the Company was able to meet its cash needs solely through the sales of cigarettes. The Company expects to require substantial working capital to fund growth of the business to its potential. In August of 2001, the Company entered into the Equity Line of Credit Agreement pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing market price of the common stock. In connection with the Equity Line of Credit Agreement, the Company filed an SB-2 registration statement with the Securities and Exchange Commission on September 13, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projected", and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general or local economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission. The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001 the Company had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

     * The Company issued 3,500,000 shares of their $0.001 par value common stock valued at $70,000 to two members of their management team.

     * The Company issued 500,000 shares of their $0.001 par value common stock valued at $10,000 as compensation to one of their officers for enhancements made to their website.

     * In August 2001, Cyco.net entered into the Equity Line of Credit Agreement pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing market price of the common stock. In August 2001, Cyco.net issued 550,000 shares of common stock for consulting services valued at $44,000 or $0.08 per share.

     * Cyco.net issued options to an employee to purchase 750,000 shares of common stock at an exercise price of $0.06 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 26, 2001, the annual meeting of shareholders was held at the offices of the Company. At that time a majority of the security holders voted to amend the Company's Articles of Incorporation to increase the number of shares of authorized stock from 30,000,000 to 100,000,000. Those voting in favor of the amendment were 18,048,600. There were no dissentions. In addition, a majority of the security holders voted to retain Richard A. Urrea and Francisco Urrea as directors of the Company's Board of Directors. Those voting in favor of retention were 18,048,600. There were no dissentions.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.    DESCRIPTION                                          LOCATION
-----------    -----------                                          --------
2.1            Acquisition Agreement between Ave and DMI            Incorporated by reference to Exhibit 2.1 to the
                                                                    Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

2.2            Letter of Intent between Ave and Cyco.net            Incorporated by reference to Exhibit 2.2 to
               dated July 9, 1999                                   the Company's Annual Report on Form 10-KSB as
                                                                    filed with the Securities and Exchange
                                                                    Commission on April 16, 2001

4.1            Stock Specimen                                       Incorporated by reference to Exhibit 2.4 to the
                                                                    Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.1            Certificate of Amendment to Change name to           Incorporated by reference to Exhibit 2.7 to the
               Ave, Inc. dated 5/7/90                               Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.2            Certificate of Agreement of Merger of                Incorporated by reference to Exhibit 2.8 to the
               DeLuxe Onyx Company dated January 23, 1987           Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

EXHIBIT NO.    DESCRIPTION                                          LOCATION
-----------    -----------                                          --------
3.3            Certificate and Agreement of Merger of               Incorporated by reference to Exhibit 2.9 to the
               DeLuxe dated 1/23/87                                 Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.4            Certificate Amending Certificate of                  Incorporated by reference to Exhibit 2.10 to the
               Incorporation dated January 23, 1987                 Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.5            Ave, Inc. By Laws                                    Incorporated by reference to Exhibit 3.0 to the
                                                                    Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.6            Articles in Incorporation of Cyco.net,               Incorporated by reference to Exhibit 21.1 to the
               Inc. the Wholly Owned Subsidiary Cyco.net, Inc.      Company's Annual Report on Form 10-KSB as filed
               (formerly Ave, Inc.)                                 with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.7            Certificate of Amendment to Articles of              Incorporated by reference to Exhibit 21.2 to the
               Cyco.net, Inc. to change name from Ave, Inc.         Company's Annual Report on Form 10-KSB as filed
               to Cyco.net, Inc.                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.8            Certificate of Amendment of Cyco.net, Inc.           Incorporated by reference to Exhibit 21.3 to the
                                                                    Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.9            By-Laws of Cyco.net, Inc.                            Incorporated by reference to Exhibit 21.5 to the
                                                                    Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

3.10           Articles of Amendment and Restatement to             Incorporated by reference to Exhibit 3.10 to
               Articles of Incorporation of AVE, Inc.               Cyco.net's Registration Statement on Form SB-2
                                                                    filed with the Securities and Exchange
                                                                    Commission on September 13, 2001

3.11           Certificate of Amendment to Articles of              Incorporated by reference to Exhibit 3.11 to
               Incorporation of Cyco.net, Inc. filed with           Cyco.net's Registration Statement on Form SB-2
               Nevada Secretary of State on August 9, 2001          filed with the Securities and Exchange Commission
                                                                    on September 13, 2001

10.1           Line of Credit Agreement dated August 9, 1999        Incorporated by reference to Exhibit 10.0 to the
                                                                    Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

10.2           Amendment to Line of Credit Agreement dated          Incorporated by reference to Exhibit 10.1 to
               August 9, 1999                                       the Company's Annual Report on Form 10-KSB as
                                                                    filed with the Securities and Exchange
                                                                    Commission on April 16, 2001

EXHIBIT NO.    DESCRIPTION                                          LOCATION
-----------    -----------                                          --------
10.3           Promissory note from Cyco.net, Inc. to               Incorporated by reference to Exhibit 99 to the
               Francisco Urrea, Jr.                                 Company's Annual Report on Form 10-KSB as filed
                                                                    with the Securities and Exchange Commission on
                                                                    April 16, 2001

10.4           May Davis Extension Agreement                        Incorporated by reference to Exhibit 99 to the
                                                                    Company's Quarterly Report on Form 10-QSB filed
                                                                    with the Securities and Exchange Commission on
                                                                    January 4, 2001

10.5           R. Gene Klawetter Letter of Resignation              Incorporated by reference to Exhibit 99.2 to the
                                                                    Company's 8-K filed with the Securities and
                                                                    Exchange Commission on August 22, 2000

10.6           Lease Agreement                                      Incorporated by reference to Exhibit 99.3 to the
                                                                    Company's 8-K filed with the Securities and
                                                                    Exchange Commission on August 22, 2000

10.7           Equity Line of Credit Agreement dated as of          Provided herewith
               August 2001 between Cyco.net and Cornell Capital
               Partners, L.P.

10.8           Warrant dated as of August 2001 given by Cyco.net    Provided herewith
               to Cornell Capital Partners, L.P.

10.9           Registration Rights Agreement dated August           Provided herewith
               2001 between Cyco.net and Cornell Capital
               Partners, L.P.

10.10          Escrow Agreement dated as of August 2001             Provided herewith
               among Cyco.net, Cornell Capital Partners, L.P.,
               Butler Gonzalez LLP and First Union National Bank

----------
b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                 CYCO.NET, INC.



                                 By: /s/ Richard A. Urrea       November 9, 2001
                                     -----------------------    ----------------
                                     Richard A. Urrea                 Date
                                     President


                                 By:  /s/ Daniel Urrea          November 9, 2001
                                      ----------------------    ----------------
                                      Daniel Urrea                    Date
                                      Chief Financial Officer