Form 10KSB
period 2001-12-31
CYCO NET INC
filed 2002-04-01
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                   For the fiscal year ended December 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

         For transition period from _______________ to _________________

                        Commission file number 000-30244
                                 CYCO.NET, INC.
                 (Name of small business issuer in its charter)

                    NEVADA                                    13-3389415
         (State or other jurisdiction                     (I.R.S. Employer
               of incorporation)                        Identification Number)

           4201 YALE BOULEVARD, NE
          SUITE G, ALBUQUERQUE, NM                               87107
    (Address of principal executive offices)                  (Zip code)

           Issuer's telephone number                        (505) 344-9643

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act

Title of each class
Common Stock, $0.001 par value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      The registrant's operating revenues for its most recent fiscal year were $4,213,321.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock on the bulletin board, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $305,833 on March 10, 2002.

      The number of shares of Common Stock outstanding as of March 18, 2002 was 26,496,419.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      Cyco.net, Inc. is the successor corporation to AVE, Inc. Cyco.net is an e-commerce business. The main web site is in the form of an "e" zine, similar to a magazine except that it is only available on-line. The web site is
www.cyco.net. It currently has two fully operational ancillary sites, cycocigs.com and aabakismokes.com, which are in the market of selling cigarettes on-line. We have also registered the sites of digidarkroom.com, and cyconet.com, and psychocigs.com, which sends viewers to cycocigs.com.

CORE BUSINESS

      Cyco.net, Inc. was established in January 1999 to develop a network of web based companies. These companies are centered around a central web site called Cyco.net (www.cyco.net).

      The revenue producing web sites are Cycocigs.com and Aabakismokes.com. In November 1999, we opened our first e-commerce web site. The site, www.cycocigs.com, sells cigarettes over the Internet. In March 2000, we opened our second e-commerce web site. The site, Aabakismokes.com, also sells cigarettes over the Internet. The name, Asbakismokes.com, provides favorable placement in guides that list companies or web sites in alphabetical order. New Mexico state laws allows us to sell out of state without paying the state excise tax on cigarettes, thus enabling us to provide customers with their favorite name brand cigarettes at discounted prices.

      The first page of each web site provides a pull down menu listing all available brands of cigarettes. Once a brand is selected, obtainable styles are listed. From there the customer places desired cigarettes into a shopping cart that details total quantities ordered, unit costs, shipping charges, and the total cost of the order. This page also provides an opportunity to place additional orders, and continually scheduled shipments to the customer. To complete the order, customers enter a secure site to provide form of payment.

      The site accepts Visa, MasterCard, Discover Card, and American Express. With credit card orders, we are paid when the order is shipped. We are generally able to verify a customer's age because credit card holders must be 18 years old. Any credit cards issued to minors must be co-signed by a parent or guardian who receives monthly itemized statements. In questionable cases, we will require photo identification to be supplied by facsimile.

      Customers must agree to the following terms of sale to complete their order:

         o Billing address must be used as shipping address to verify the age of recipient.

         o Billing addresses outside the United States or within the state of New Mexico are prohibited.

         o  Purchaser must be 18 years of age.

         o  Purchaser agrees not to resell or retail any part of their order.

         o  Limit of 10 cartons per customer per order.

      These terms are listed in several places, as well as on the final checkout page.

      Orders placed Sunday afternoon through Thursday before 11:00 a.m., Mountain Standard Time, are shipped the next business day. Orders received Thursday evening through Sunday morning are shipped on Monday. All orders are shipped by United States Postal Service 2-3 day priority mail.

CYCO.NET

      Our Cyco.net web site provides a lighthearted destination that presents the Internet to individuals through quick wit, interesting links and other standard Internet offerings (i.e., stock quotes, horoscopes, etc.). The goal of this site is to provide the Internet user with a starting point for their daily excursions into the World Wide Web. It is intended to put some of the most interesting of the millions of sites on the web at site visitors' fingertips. The focus is to provide a virtual atmosphere of sophistication, intelligence and cunning quips.

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

      Second, there are the temporary, topic specific links. Temporary links relate directly to the topic and will change accordingly. Examples of these links include historical and cultural information, available activities, photographs, travel information or discussion groups. For example, when the topic was the Taj Mahal, the site linked to an Intel site that had a virtual tour of the structure, a short history of the Taj Mahal, picture galleries and information of the surrounding area. Effort is made to provide viewers instant and concise information they might not search for on their own.

      Lastly, there are the topic specific e-commerce links. These links take the viewer to sites that provide products and services directly related to the current subject. The site will provide links to vendors like Amazon.com, where the viewer can buy a book for more information, or to Abercrombie & Kent, a travel web site, in order to purchase an airline ticket or book a cruise on a ship.

      In effort to attract loyal viewers, Cyco.net does not require registration information or fees to access the site. We believe such barriers inhibit an in-depth use of the site.

      Cyco.net will focus on maximizing the number of hits or visitors a day. As more and more customers visit Cyco.net, we intend to position ourself to take advantage of the audience that Cyco.net is attracting. We intend to accomplish this by building e-businesses, which will sell products and services to the Cyco.net visitors. Every Cyco.net visitor is a potential customer for many products and services that will be provided by the site or affiliates and advertisers.

      In the future, we intend to seek revenue through advertising on the Cyco.net site. To date, we have not had any revenue from advertising. No assurance can be given that any arrangements will be established, or that, if established, the marketing and operating arrangements proposed to be utilized by us can be successfully implemented.

      We see an advantage in targeting the tobacco and spirits companies as our major advertisers. With regard to the tobacco and spirits companies, these advertisers are quickly losing their current mediums, including billboard advertisements and as major sports sponsors. The only current advertising medium in the United States for the Tobacco and Spirit industries are print ads and the Internet. Many of the larger Internet sites, like Yahoo, do not accept advertising from tobacco and spirit companies because of the unhealthy stigma associated with these products. Tobacco and spirit companies are shunned by current major Internet operators, which we believe leaves significant amounts of dollars worth of advertising on the table. Cyco.net hopes to, one day, be able to capitalize on these advertising dollars. Investors should be aware, however, of the rising anti-alcohol and tobacco sentiment in the United States. This sentiment may cause some Internet users to ban or boycott companies that promote products from these industries, including Cyco.net. Further, this sentiment may cause advertisers outside the tobacco and spirits industries to avoid advertising with companies that promote these products.

      Cyco.net has affiliated itself via links, with several larger e-commerce sites such as Amazon.com, Lobster.net and Tavalo.com. Being an affiliate entitles us to a commission on sales derived from visitors of Cyco.net. If a user goes to Amazon.com, from the link on Cyco.net, and makes a purchase, then we are entitled to a percentage of that sale. At this time, no revenues have been realized from any affiliate programs. Such affiliate programs are not unique to Cyco.net. Currently Amazon.com has over 500,000 affiliates.

KEY MARKET

      Cyco.net's primary business is the retail sale of cigarettes over the Internet. Our key market is the United States, excluding New Mexico. New Mexico law would require Cyco.net to pay a state excise tax on the sale of cigarettes if Cyco.net sold cigarettes to residents of New Mexico. To help keep the cost of our cigarettes as low as possible, Cyco.net does not sell cigarettes to such residents. At the present time, Cyco.net does not expect to expand into geographic regions outside the United States. Instead, Cyco.net will attempt to expand its customer base in the United States by attempting to keep the prices of our cigarettes as low as possible.


SOURCES OF SUPPLY

      Cyco.net sources it products primarily from wholesalers. Cigarettes are widely available from many sources, and Cyco.net could readily establish new sources of supply if it could not obtain cigarettes from its current suppliers. Because Cyco.net competes primarily on price, along with convenience, Cyco.net attempts to source its product for the lowest possible cost and to pass any savings on to its customers. Some of our competitors are able to source product at lower prices than us because of discounts they receive for selling a high volume of cigarettes and promotions given to traditional retailers by cigarette manufacturers. To date, Cyco.net has not been given an opportunity to participate in these promotions because manufacturers have not permitted on-line retailers like Cyco.net from participating in them.


INDUSTRY

      Cyco.net operates in the on-line segment of the cigarette industry. The cigarette industry's total shipments in the United States are set forth below:

                              UNITS SHIPPED      % INCREASE/
               YEAR           (IN BILLIONS)      % (DECREASE)
              ------         ---------------    --------------
               2000                419.8              0.1
               1999                419.3             (0.9)
               1998                460.8              ---

      According to the industry leader, Philip Morris, the 0.1% increase in the U.S. industry's cigarette shipments in 2000 was primarily attributable to wholesalers' decisions to rebuild inventories after the January 1, 2000 federal excise tax increase. Philip Morris estimates that, after adjusting for this and other factors, U.S. industry volume declined approximately 1.0% to 2.0% in 2000. Cyco.net expects the U.S. industry volume to continue a gradual decline for the next several years. Cyco.net believes this decline is primarily attributable to a rising anti-smoking sentiment in the U.S., along with higher excise and other taxes on cigarettes. Cyco.net is not aware of any available sources regarding the size of the on-line segment of the cigarette industry. Cyco.net believes, however, that on-line sales comprise a small fraction of the overall industry.


COMPETITION

      Retail sales of cigarettes is a highly competitive business. Competitors include grocery stores, mass-marketers, convenience stores, drug stores, e-tailers and other retail outlets. Many of our competitors have substantially greater resources than us and sell a significantly higher volume of cigarettes. As a result of this higher volume and manufacturer promotions that Cyco.net is excluded from participating in, our competitors can source their product for a lower cost than us. Many of these same competitors, however, have substantially more overhead than us, such as store fronts, cashiers, fixtures, etc. As a result, Cyco.net can typically sell its cigarettes for less than many of our competitors. Accordingly, our customers are attracted to us based primarily on price and convenience. There are no substantial barriers to prevent our competitors, or start-up entities, from selling cigarettes over the Internet. Currently, Cyco.net is aware of several hundred on-line businesses that sell cigarettes over the Internet.

      As discussed above, many of our competitors receive buy-down promotions that lower the prices of cigarettes purchased by our competitors. A buy-down promotion involves the payment of a rebate to the retailer, who then reduces the retail price of its cigarettes. To date, cigarette suppliers have refused to allow Cyco.net to participate in these buy-down promotions. As a result, the price Cyco.net pays for its cigarettes may be higher than many of its competitors. Cyco.net continues to try to obtain buy-down promotions from its suppliers but has been unsuccessful so far. Cyco.net's ability to obtain buy-down promotions prevents Cyco.net from offering its products for the lowest possible prices.

GROWTH

      As indicated above, the cigarette industry in the United States has declined in recent years due to anti-smoking sentiments and higher taxes. Cyco.net is not aware of any available sources regarding the size or growth prospects of on-line cigarette sales.

      Cyco.net, however, expects the U.S. cigarette industry to continue a gradual decline for the next several years and believes that on-line sales of cigarettes may gain a greater portion of retail cigarette sales due to lower prices and convenience than that offered by other outlets. In addition, Cyco.net can provide customers with many cigarette brands that are not available at their local retail outlet due to limited shelf space.


GOVERNMENT REGULATION


EXCISE TAXES

      Cigarettes are generally subject to substantial federal, state and local excise taxes in the United States. The Quil ruling by the U.S. Supreme Court states that a state cannot place undue burden on a company that does not have physical operations in that state. In addition, a moratorium has been placed on taxing internet sales for at least 2 more years. Cyco.net believes that there is reasonable uncertainty over the applicability of these taxes on its on-line sales of cigarettes and therefore, does not collect or remit excise taxes (or other taxes) on its sales. If Cyco.net were required to collect and remit such taxes, then the prices of our cigarettes would increase. This could harm our sales because our customers are price sensitive. Accordingly, our sales would be adversely affected by increases to the price of our cigarettes. The federal excise tax on cigarettes is currently $0.39 per pack of 20 cigarettes. When combined with state and local taxes, taxes may be as high as $1.87 per pack.


SALES TAXES

      Cyco.net does not collect or remit state sales or other taxes on the sale of cigarettes. Cyco.net does not believe that it has sufficient business contacts in one or more states to require it to collect and remit state sales or other taxes. If Cyco.net is required to collect sales taxes, then Cyco.net would need to update its computer systems to calculate the appropriate sales tax for each customer order and to remit such taxes to the appropriate governmental agencies. Moreover, in recent years, state governments have aggressively attempted to collect sales taxes from out-of-state companies. These actions are expensive to defend, regardless of the final outcome. To date, Cyco.net has not been subject to any such actions.


OTHER REGULATIONS

      Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Recently, several bills have been proposed in Congress that would, to varying degrees, give the Food and Drug Administration authority to regulate tobacco products. Any of these bills could result in substantial regulation of cigarettes. The outcome of these bills cannot be predicted.


EMPLOYEES

      Cyco.net, Inc. currently has three full-time employees and one part time employee.


COMPANY HISTORY

      Cyco.net is the successor to Deluxe Onyx Company, a company incorporated in 1921 and which produced motion pictures. In 1987, Deluxe Onyx Company changed to Walsh Communications Group, Inc and moved its domicile to Nevada. On May 4, 1990, its name was changed to AVE, Inc. AVE, Inc. was inactive from 1990 to April 1997 when it began to seek to acquire an operating business. In December 1997, AVE, Inc. acquired Digital Manufacturing Inc. in a reverse merger. Digital Manufacturing Inc. produced an antenna that could be re-engineered to operate in the home satellite frequency spectrum. In February 1999, AVE, Inc. sold its antenna business.

      On July 22, 1999, AVE, Inc. acquired Cyco.net, Inc. of Albuquerque, New Mexico in a transaction accounted for as a recapitalization of Cyco.net, Inc. Cyco.net was established in December 1998 to develop a network of web-based companies. Under the terms of the agreement, AVE, Inc. changed its name to Cyco.net, Inc. Mr. R. Gene Klawetter, former Chairman and CEO of AVE, Inc. became a director of Cyco.net, Inc. George Sullivan, former AVE Vice President of Operations resigned, as did Henri Hornby, former Director of AVE, Inc. In the transaction, Cyco.net, Inc. shareholders received 2.08 shares of AVE (now

Cyco.net) for each share of Cyco.net, Inc. stock. This provided the former AVE shareholders with 15% ownership interest in the surviving company and Cyco.net shareholders with 85% ownership interest of the surviving company.


RISKS RELATED TO OUR BUSINESS

      Cyco.net is subject to various risks which may materially harm our business, financial condition and results of operations.


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the years ended December 31, 2001 and 2000, we had net losses of $118,488 and $218,189, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future expansion. Among other things, external financing may be required to cover our operating costs.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2001 and 2000 financial statements, which states that Cyco.net's ability to continue as a going concern depends upon its ability to secure financing, increase ownership equity and attain profitable operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand and anticipated from our operations.


WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2001 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $146,329 at December 31, 2001, which means that our current liabilities exceeded our current assets on December 31, 2001 by $146,329. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 30, 2001 were not sufficient to satisfy all of our current liabilities on that date.


OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.


OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o  With a price of less than $5.00 per share;

      o  That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of key executives and consultants, including Richard Urrea, our Chief Executive Officer and President. The loss of the services of Mr. Urrea could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Urrea.


SINCE WE ARE AN E-COMMERCE BUSINESS, WE WILL NEED TO OVERCOME CERTAIN RISKS ASSOCIATED WITH TRANSACTING BUSINESS OVER THE INTERNET, INCLUDING PRIVACY AND SECURITY CONCERNS AND DOMAIN NAME CONFUSION

      We believe that many Internet users view E-businesses as risky, due to privacy concerns and other factors. People are often reluctant to purchase online, despite the promise of secure transactions. People are wary of relinquishing personal data, including credit card information, over the Internet. Potential customers may incur difficulty finding particular sites, due to domain name confusion, i.e., Cyco.com (Cyco Software Company) vs. Cyco.net. Companies risk losing customers who utilize search engines, because competitors are listed as well. Cyco.net is aware of such pitfalls, and attempts to lessen the impact of these downfalls by providing secure transactions for all online purchases, and requiring minimal personal customer information to complete transactions. Cyco.net has attempted to assure its customers that it will not sell nor provide customer information to third parties.


MANY OF OUR COMPETITORS ARE ABLE TO PURCHASE PRODUCTS OR LOWER PRICES THAN US DUE TO BUY-DOWN PROMOTIONS, WHICH MEANS THAT THE PRICE WE PAY FOR OUR PRODUCTS MAY BE HIGHER THAN THOSE PAID BY OUR COMPETITORS

      Since our competitors are allowed to use buy-down promotions to lower their prices and the manufacturers continue to disallow us to participate in such programs, we are at a distinct disadvantage and will suffer reduced sales due to non-competitive prices. These buy-downs are the cigarette industry's version of a rebate to entice sales. In this case, the rebate goes to the retailer to mark down the over the counter price. At this time, manufacturers have refused to offer such buy-downs to Internet companies, including Cyco.net. Accordingly, the price we pay for cigarettes may be higher than the prices paid by some of our competitors.


THE APPLICABILITY OF THE JENKINS ACT MAY REQUIRE US TO COLLECT EXCISE TAXES IN EVERY STATE, WHICH COULD INCREASE THE COST OF OUR PRODUCTS AND DISCOURAGE CUSTOMERS

      There is uncertainty over applicability of the Jenkins Act to e-commerce sales of cigarettes. If the Jenkins Act applies, then our customers will have to pay excise taxes. This would increase the cost of our products to customers and thereby discourage our customers from purchasing our products. The Jenkins Act, United States Code Title 15, Section 376, was enacted in the 1940s to monitor interstate sales of cigarettes. This Act requires that companies selling cigarettes report monthly the names and addresses of their customers with state tobacco tax administrators. It is uncertain whether the Act applies to e-commerce because Internet sales take place in a state other than the customer's state of origin. Further, the Jenkins Act conflicts with other Federal laws, such as the Privacy Act of 1974 and the Electronics Communications Act of 1986. The Jenkins Act is also considered discriminatory because it applies to cigarette sales only, and not the interstate sale of cigars and tobacco. If it is deemed that the Jenkins Act is applicable to Internet cigarette sales, Cyco.net will report to individual state tax authorities. Such enforcement could adversely affect sales because the absence of excise taxes makes the prices of our products less expensive than some competitors' prices. The cost burden of reporting to every state tax authority could affect the profitability of Cyco.net.


WE MAY BE REQUIRED TO COLLECT SALES AND USE TAXES IN EVERY STATE THAT OUR PRODUCTS ARE SOLD, WHICH COULD INCREASE THE COST OF OUR PRODUCTS AND DISCOURAGE CUSTOMERS

      If one or more states or any foreign country successfully asserts that Cyco.net should collect sales or other taxes on the sale of products, net sales and results of operations could be harmed. Cyco.net does not currently collect sales or other similar taxes for shipments of goods into any state. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. If Cyco.net becomes obligated to collect sales taxes, it will need to update its system that processes customer orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase operating expenses. In addition, customers may be discouraged from purchasing products from Cyco.net because they have to pay sales tax. This may discourage customers from buying our products and cause a reduction of sales.


THERE IS A RISING ANTI-TOBACCO SENTIMENT IN THE UNITED STATES THAT COULD CAUSE SOME INTERNET USERS TO BAN OR BOYCOTT OUR WEBSITE AND DISCOURAGE POTENTIAL ADVERTISERS AND CAUSE NEGATIVE PUBLICITY

      Cyco.net believes that there is a rising anti-tobacco sentiment in the United States. Such sentiment may cause some Internet users to ban or boycott our website and business. Although we do not currently generate revenue from advertising, potential advertisers may refuse to advertise with us because they do not want to be associated with tobacco products. This sentiment could result in negative publicity to Cyco.net, which could result in reduced sales and a lower stock price.


ITEM 2.  DESCRIPTION OF PROPERTY

      Cyco.net operated from leased office space at 600 Central Avenue SW, 3rd floor, Albuquerque, New Mexico until August 2000. The lease was month to month. There are no outstanding obligations with regard to the lease. Cyco.net moved its business operations to 4201 G. Yale Boulevard, NE, Albuquerque, NM 87107 effective August 2000. Cyco.net has a two year lease, with a basic monthly rental payment of $1,664 until August 2001.


ITEM 3.  LEGAL PROCEEDINGS

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Cyco.net's common stock has been quoted on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol "CYKE."

      The following table sets forth the range of high and low bid quotations for each calendar quarter for Cyco.net's common stock for the prior three years.

                                               BID PRICE PER SHARE
                                            -------------------------
                                                HIGH          LOW
                                            ----------    -----------
      January 4, 1999 - March 31, 1999        $0.8125       $0.1563
      April 1, 1999 - June 30, 1999           $0.7188       $0.1250
      July 1, 1999 - September 30, 1999       $0.7813       $0.2000
      October 1, 1999 - December 31, 1999     $0.1500       $0.0200

      January 3, 2000 - March 31, 2000        $0.6000       $0.1250
      April 3, 2000 - June 30, 2000           $0.1800       $0.1000
      July 3, 2000 - September 29, 2000       $0.1300       $0.1000
      October 2, 2000 - December 29, 2000     $0.1000       $0.1000

      January 2, 2001 - March 30, 2001        $0.1000       $0.0200
      April 2, 2001 - June 29, 2001           $0.1200       $0.0200
      July 2, 2001 - September 28, 2001       $0.1200       $0.0600
      October 1, 2001 - December 31, 2001     $0.1000       $0.0600

      The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

      As of March 18, 2002, Cyco.net believes there were approximately 509 holders of record of our common stock.

      We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF CYCO.NET AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS FILING THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."


PLAN OF OPERATION

      In the next 12 months, Cyco.net plans to pursue sales growth and gain additional traffic to its e-commerce sites by:

         o  Locating appropriate facilities in which to ship product.

         o Launching an affiliate program to build traffic to its e-commerce sites.

         o Advertising through print ads, e-newsletters and e-mails to target markets.

         o  Continue funding efforts.

         o Maintain and add features to the Cyco.net site, i.e., location cameras providing live feed from worldwide locations of interest.

         o  Pursue   advertising   contracts   from  major  tobacco  and  spirit
            manufacturers.

         o Hire additional employees, as needed. The hiring of one to two additional full-time employees is projected in the next 12 months.

      Furthermore, Cyco.net plans to identify other niches in e-commerce to expand and diversify its business to reduce dependence on a single sector of product.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

      Revenues for the year ended December 31, 2001 were $4,213,321 compared to 2,496,018 for the comparable period in the prior year. Cyco.net's revenues for the current year are attributable to the sale of cigarettes on the Internet.

      Cost of goods sold was $3,936,327, or 93.4% of revenues for the year ended December 31, 2001 compared to $2,380,213, or 95.4% of revenues, for the same period last year. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have higher profit margins. Included in the cost of goods sold for the year ended December 31, 2001, was the cost of the product of $3,572,456, the shipping costs of $234,167, the credit card processing fees of $125,105 and other miscellaneous costs of $4,599. Cost of goods sold for the prior year included, the cost of the product of $2,184,829, the shipping costs of $119,897, the credit card processing fees of $62,737 and other miscellaneous costs of $12,750.

      General and administrative expenses for the year ended December 31, 2001 were $395,329 or 9.4% of revenues, compared to $308,449, or 12.4% of revenues, for the same period last year. During the year ended December 31, 2001, the major components of general and administrative expenses consisted of approximately $19,068 in advertising, $258,445 in payroll, $36,794 in professional fees, $25,018 in rent, $21,686 in amortization and depreciation and $34,318 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $7,488 in advertising, $109,425 in payroll, $133,769 in professional fees, $12,894 in rent, $5,415 in amortization and depreciation and $39,458 in miscellaneous other expenses.

      Cyco.net had a net loss for the year ended December 31, 2001 of $118,488 compared to a net loss of $218,189 for the same period last year. This improvement is due primarily to increased revenues in the current year compared to the prior year. In addition, during the prior year, Cyco.net realized a loss of $25,492 from the sale of securities it had acquired for a cost of $50,000.


FINANCIAL RESOURCES AND LIQUIDITY

      For the year ended December 31, 2001, cash used in operations was $2,781, cash used in investing activities was $36,126, and cash used in financing activities was $712. This resulted in a net decrease in cash of $39,619 in the year ended December 31, 2001. Cash used in operations consisted mainly of a net loss of $118,488 and an increase in deferred offering costs, which was partially offset by amortization and depreciation expenses of $21,687, common stock issued for services of $110,800, a decrease in receivables of $38,381 and a increase in accounts payable and accrued expenses of $28,908. Cash used in investing activities consisted mainly of fees incurred in the development of its Internet websites. As of December 31, 2001, Cyco.net had cash-on-hand of $5,219.

      Prior to the fourth quarter of 2000, Cyco.net was able to meet its cash requirements partially from the sale of cigarettes, with the balance of its cash needs coming from the sale of securities in private transactions. During the fourth quarter of 2000 and the year ended December 31, 2001, Cyco.net was able to meet its cash needs solely through the sales of cigarettes. Cyco.net expects to experience an increase in its product sales that will be sufficient to meet its current operating expenses and without factoring in any spending to enhance growth. However, Cyco.net will need to raise additional capital to finance growth, including locating new facilities to ship product, launching an affiliate program, advertising, enhancing its website and hiring additional employees. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit. Other than the Equity Line of Credit, Cyco.net does not have any commitments for financing.

      Pursuant to the Equity Line of Credit, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon Cyco.net registering the shares of common stock with the Securities and Exchange Commission. Cyco.net filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on September 13, 2001. On December 12, 2001, Form SB-2 was amended. The Registration Statement is currently pending before the Securities and Exchange Commission.


RECENT SALES OF UNREGISTERED SECURITIES

      In August 2001, Cyco.net entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing market price of the common stock. In August 2001, Cyco.net issued 500,000 shares of common stock to Persia Consulting Group for consulting services valued at $40,000 or $0.08 per share. Cyco.net also issued 50,000 shares of common stock to David Gonzalez for consulting services valued at $4,000 or $0.08 per share. Cyco.net issued options to Lynnette Budagher to purchase 750,000 shares of common stock at an exercise price of $0.06 per share.

      In April 2001, Cyco.net had the following equity transactions, all of which were valued at the fair market value of the common stock on the date of the transaction:

         o Cyco.net issued 3,500,000 shares of common stock valued at $70,000, one-half to Richard Urrea and one-half to Daniel Urrea.

         o Cyco.net issued 500,000 shares of common stock valued at $10,000 to Brent Wolford as compensation for enhancements made to its website.

      During the year ended December 31, 2000, Cyco.net issued 1,036,000 shares of its $0.001 par value common stock to various individuals in exchange for services valued at $103,600. These shares were issued as follows: 30,000 shares for consulting services valued at $3,000 to Insiderstreet.com, 1,000,000 shares for legal services valued at $100,000 to Con Queso, LLC and 6,000 shares for electrical work valued at $600 to John J. Barnaba, Jr. The Company also issued 250,000 shares of its $0.001 par value common stock to Ryan S. Diederich in exchange for the acquisition of a web site valued at $25,000.

      During the year ended December 31, 2000, Cyco.net issued 720,000 shares of its $0.001 par value common stock to various investors for cash aggregating
$62,000. These shares were issued as follows: Edward R. Fittipaldi purchased 20,000 shares for $2,000; Patrick L. Kinsella purchased 50,000 shares for $5,000; Aztec Trust purchased 50,000 shares for $5,000; Robert P. Tinnin purchased 100,000 for $10,000; Jerry D. Richardson purchased 50,000 shares for $5,000; Dennis R. Snyder purchased 100,000 for $10,000; John T. Badal purchased 100,000 shares for $10,000; Danny Deaver purchased 200,000 shares for $10,000; and Doug Fenton purchased 50,000 shares for $5,000.

      During the period from August 1999 through December 1999, Cyco.net issued 620,000 shares of its $0.001 par value common stock for cash aggregating $45,000 and a receivable of $15,000. The receivable was collected during January 2000. These shares were issued as follows: Bobbie A. Love purchased 50,000 shares for $10,000; John O. Harry purchased 20,000 for $10,000; Brenden T. Riccobene purchased 200,000 shares for $10,000; Dennis Chavez purchased 200,000 shares for $15,000; and Don Rehm purchased 150,000 shares for $15,000 receivable collected in January 2000.

      During July 1999, Cyco.net issued 2,909,219 shares of its $0.001 par value common stock in conjunction with a recapitalization. These shares were issued as follows:


          Name           # of shares        Name               # of shares
          ----           -----------        ----               -----------
      Henri Hornby        1,068,000     E-2 Brokers               137,000
      Pacific Paragon
        Investments          53,000     Neil F. Hornby            100,000
      Gene Klawetter        763,000     KKG Capital               100,000
      Jim Betner            261,000     Ferris Peery               40,000
      George Sullivan       160,000     Olympic Capital Group      31,000
      David Evans            57,000     Various                    39,219
      Dan Smith             100,000


      During the period from May 1999 through July 1999, Cyco.net issued 977,600 shares of its $0.001 par value common stock for cash aggregating $42,000. These shares were issued as follows: Max Sonnenberg purchased 104,000 shares for $5,000; Larry Minarsich purchased 208,000 shares for $10,000; Doug Fenton purchased 41,600 shares for $2,000; Daniel Behles purchased 104,000 shares for $5,000; Charles Elias and Joseph Elias purchased 104,000 shares for $5,000; Dennis Chavez purchased 208,000 shares for $10,000; and Con Queso, LLC purchased 208,000 shares for $5,000. In addition, during the period from May 1999 through July 1999, Cyco.net issued 457,600 shares of its $.001 par value common stock to various individuals in exchange for services valued at $18,500. These shares were issued as follows: Con Queso, LLC received 145,000 shares for legal services valued at $3,500; Leon Palmisano received 208,000 shares for consulting valued at $10,000; and Paul Roney received 104,000 shares for aid in fund raising valued at $5,000.

      At inception, during January 1999, Cyco.net issued 14,976,000 shares of common stock for services valued at $7,200, which management believes is the fair market value of the services provided. These shares were issued as follows:


             Name           # of shares            Name            # of shares
             ----           -----------            ----            -----------
      Francisco Urrea, Jr.   2,496,000     Nunzio DeSantis Family
      Richard Urrea          2,496,000       Trust                  2,496,000
      MAU, LLC               2,496,000     Brent Wolford            2,080,000
      Daniel Urrea           2,496,000     Trey Urrea                 416,000


      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Cyco.net so as to make an informed investment decision. More specifically, Cyco.net had a reasonable basis to believe that each purchaser was either an "accredited investor" as defined in Regulation D of the 1933 Act or otherwise had the requisite sophistication to make an investment in Cyco.net's common stock.


RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB 101 did not have an impact on the Company's operating results.

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.


ITEM 7.  FINANCIAL STATEMENTS

      The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Cyco.net's present directors and executive officers are as follows:

      NAME                      AGE     POSITION
      -----------------------   ------- ---------------------------------------
      Richard Urrea             37      Chief Executive Officer and President
      Daniel Urrea              30      Chief Financial Officer
      Brent Wolford             25      Chief Technical Officer
      Matthew Urrea             34      Chief Counsel
      Francisco Urrea, Jr.      72      Director


      The following is a brief description of the background of the directors and executive officers of Cyco.net.

      RICHARD URREA served as President of Sycom International, Inc. from 1997 to 1999. Sycom is a data communications company. Mr. Urrea led the company from start up through national marketing plan and implementation of its manufacturing plan. The company currently manufactures its products and markets them throughout the U.S. and is in the process expanding into foreign markets. From 1996 to 1997, Mr. Urrea was President of Klaire International Ltd., an export company distributing automotive parts in Mexico. From 1995-1996, Mr. Urrea served as the managing member of Toltec Fruit, L.C. a limited liability company involved in the importation of fruit into the United States from Mexico and South America. From 1993 to 1995, Mr. Urrea worked on the development and marketing plan for Septima Enterprises Inc. From 1991 to 1993, Mr. Urrea managed the Albuquerque Office of White Discount Securities. In 1990, Mr. Urrea was contract administrator for Foresight, Inc., an Albuquerque, laser-optics, government contractor. In 1989, Mr. Urrea served as marketing director for HDI System, Inc. where he devised and implemented an international marketing plan for an ignition system for marine application. In 1985 and 1986, Mr. Urrea owned and operated Shannon Euro Motorcars, a European automobile importing and maintenance company. Mr. Urrea sold the business in 1986 to attend Baylor
University. Mr. Urrea received his Bachelor of Business Administration in Marketing and Business Broadcasting from Baylor University's Hankammer School of Business in 1989.

      FRANCISCO URREA, JR. was the founder of several public companies including Diagnostek, Inc., a prescription benefits management and hospital pharmacy management company (New York Stock Exchange), Nuclear Pharmacy Incorporated, a centralized radiopharmacuetical company servicing several hundred hospitals throughout the United States (NASDAQ), Summa Medical Corporation, a research and development company (American Stock Exchange), Septima Enterprises, Inc., a company that has developed a high voltage automotive ignition system (NASDAQ Bulletin Board) and Advanced Optics Electronics, Inc., a company developing a high-intensity, flat- panel display (NASDAQ Bulletin Board). Mr. Urrea served as Chairman of the Board of Directors of Nuclear Pharmacy Incorporated from 1974 until 1982. Mr. Urrea served as Chairman of the Board of Summa Medical Corporation from 1978 until 1990, as President from 1978 through April 1982 and as President again from October 1986 through February 1990. Mr. Urrea served as Chairman of the Board of Directors of Diagnostek from 1983 through 1985. Mr. Urrea also was a director of Septima Enterprises and served as president from 1988 through 1992. Mr. Urrea has served as Vice Chairman of the New Mexico State Investment Council, Chairman of the New Mexico Game and Fish Department, Commissioner of the New Mexico State Racing Commission, Member of the New Mexico Industrial Development Commission, Member of the New Mexico Foreign Trade and Investment Council, and Member of the United States Department of Commerce's Biotechnology Advisory Committee. Mr. Urrea graduated from Saint Mary's High School in 1949 after which he served two years in the United States Navy during the Korean War. He is currently Chairman of the Board of Directors of Klaire International, Ltd., a company holding the exclusive distribution rights in Mexico for a patented automotive ignition product developed in the United States by Septima Enterprises, Inc.

      DANIEL URREA has been associated with the Cyco.net since inception in January 1999. Prior to his involvement with the Cyco.net, Mr. Urrea worked with Sycom International, manufacturer and distributor of Radio Telemetry Units. During that time Mr. Urrea was responsible for the maintenance of the accounting records for the company, and was instrumental in the development of the company's business plan. Before this, Mr. Urrea worked for Klaire International, an exporter of automotive accessories to Mexico, in the same capacity. From January 1996 thorough August 1996 Mr. Urrea worked with Equinox International, an international marketing and distribution company, where he was involved in sales and talent recruiting activities. In the Spring of 1995, Mr. Urrea received a Bachelors in Business Administration with a concentration in Finance from the Anderson Schools of Management at the University of New Mexico. Mr.

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

      MATTHEW URREA is a tax lawyer with a private law practice in Albuquerque, New Mexico. He received his Master of Laws in Taxation from New York University School of Law (May 1993), his Juris Doctor from the University of New Mexico School of Law (May 1992), and his Bachelors of Business Administration in Finance from the University of New Mexico's Anderson School of Management (May
1989). From 1993 until April 1996, Mr. Urrea was an associate with the law firm of Miller, Stratvert, Torgerson & Schlenker, P.A. in Albuquerque, New Mexico where he practiced primarily in the area of taxation, including individual, estate and business tax planning, business entity formation, mergers, sales, acquisitions and reorganizations of business entities, international tax planning, and like-kind exchanges. Mr. Urrea has lectured before professional and civic groups on various tax subjects and is a member of the New Mexico, American, and Albuquerque Bar Associations.


FAMILY RELATIONSHIPS

      Richard Urrea, our President and Chief Executive Officer, is the son of Francisco Urrea, Jr., one of our Directors, and the brother of Daniel Urrea, our Chief Financial Officer, and Matthew Urrea, our Chief Counsel.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by Cyco.net, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2001, 2000 and 1999 to Cyco.net's three highest paid executive officers. No salaries were paid prior to 1999. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.


                                       ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                          ---------------------------------------------  ---------------------------------
                                                                                 AWARDS           PAYOUTS
                                                                         ----------------------  ---------
                                                            OTHER        RESTRICTED
                                                            ANNUAL         STOCK      OPTIONS/     LTIP      ALL OTHER
NAME AND                           SALARY     BONUS      COMPENSATION     AWARD(S)      SARS      PAYOUTS   COMPENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)           ($)            ($)         (#)        ($)         ($)
------------------         ----       ---       ---           ---            ---         ---        ---         ---

Richard Urrea,             2001    $75,600      --            --         $35,000(1)       --        --           --
Chief Executive Officer    2000    $70,999      --            --              --)         --        --           --
and President              1999    $28,666      --            --              --          --        --           --

Daniel Urrea,              2001    $40,000      --            --         $35,000(1)       --        --           --
Chief Financial Officer    2000    $29,999      --            --              --)         --        --           --
                           1999    $10,000      --            --              --          --        --           --

Brent Wolford,             2001    $24,000      --            --         $10,000(1)       --        --           --
Chief Technical Officer    2000     $9,000      --            --              --          --        --           --
                           1999     $7,000      --            --              --          --        --           --


_______________

      (1) These represent 1,750,000 shares of common stock issued to each of Richard Urrea and Daniel Urrea and 500,000 shares issued to Brent Wolford. These shares were valued at $0.02 per share on the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

      The following table sets forth, as of December 31, 2001, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                          Common Stock
                                                       Beneficially Owned
                                                -------------------------------
Name/Address                                        Number          Percent(1)
-----------------------------------------       ----------------  -------------
Richard Urrea                                     4,246,000           16.2%
600 Alcalde SW #4D
Albuquerque, NM 87104

Matthew Urrea                                     2,496,000            9.4%
2213 Matthew NW
Albuquerque, NM 87110

Daniel Urrea                                      4,246,000           16.2%
3009 Charleston NE
Albuquerque, NM 87110

Nunzio P De Santis                                2,496,000            9.4%
600 Central Ave. S.W., 3rd Floor
Albuquerque, NM 87102

Francisco Urrea Jr.                               2,184,000            8.2%
3009 Charleston NE
Albuquerque, NM 87110

Brent Wolford                                     2,580,000            9.7%
2601 Silver Avenue SE #8
Albuquerque, NM 87106

Con Queso, LLC(2)                                 1,353,600            5.1%
P.O. Box 7460
Albuquerque, NM 87194

Henri Hornby                                      1,082,540            4.1%
3653 Hemlock Court
Reno, NV 89509

All Officers and Directors                       15,752,000           59.4%

____________________________________

(1) Applicable percentage of ownership is based on 26,496,419 shares of common stock outstanding as of December 31, 2001, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2001 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Cyco.net.

(2)      The individual who has beneficial ownership of these shares is Victoria
         Dever.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 2001 and 2000, Cyco.net paid Francisco Urrea Jr., $3,500 and $6,500 respectively for consulting and paid Brent Wolford $24,000 and $9,000 respectively for website consulting.

      At December 31, 2001, Cyco.net had a non-interest bearing loan to Daniel Urrea, our Chief Financial Officer, of $2,500.

      At December 31, 2001, Cyco.net had a non-interest bearing loan to Richard Urrea, our Chief Executive Officer and President, of $16,900. In addition, in the second and third quarters of 1999, Cyco.net extended a non-interest bearing loan of $11,700 to Richard Urrea, our Chief Executive Officer and President. In December 2000, Richard Urrea repaid $6,400 of this loan.

      In April 2001, Cyco.net issued a total of 4,000,000 shares of common stock, consisting of 1,750,000 shares to Richard Urrea, our Chief Executive
Officer and President; 1,750,000 shares to Daniel Urrea, our Chief Financial Officer; and 500,000 shares to Brent Wolford, our Chief Technical Officer. These shares were issued as bonus compensation. On the date of grant, the shares were valued at $0.02 per share or a total of $80,000.

      In December 1999, Cyco.net borrowed $18,000 from Francisco Urrea, a director of Cyco.net. This loan accrued interest at 7% per year and was repaid in June 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this filing:


EXHIBIT NO.           DESCRIPTION                                              LOCATION
--------------------  -------------------------------------------------------  ----------------------------------------------

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

2.2                   Letter of Intent between Ave and Cyco.net dated          Incorporated by reference to Exhibit 2.2 to
                      July 9, 1999                                             the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.1                   Certificate of Amendment to Change name to Ave, Inc.     Incorporated by reference to Exhibit 2.7 to
                      dated 5/7/90                                             the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.2                   Certificate of Agreement of Merger of DeLuxe Onyx        Incorporated by reference to Exhibit 2.8 to
                      Company dated January 23, 1987                           the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.3                   Certificate and Agreement of Merger of DeLuxe dated      Incorporated by reference to Exhibit 2.9 to
                      1/23/87                                                  the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.4                   Certificate Amending Certificate of Incorporation        Incorporated by reference to Exhibit 2.10 to
                      dated January 23, 1987                                   the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

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

3.6                   Articles in Incorporation of Cyco.net, Inc. the Wholly   Incorporated by reference to Exhibit 21.1 to
                      Owned Subsidiary Cyco.net, Inc. (formerly Ave, Inc.)     the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.7                   Certificate of Amendment to Articles of Cyco.net, Inc.   Incorporated by reference to Exhibit 21.2 to
                      to change name from Ave, Inc. to Cyco.net, Inc.          the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

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





EXHIBIT NO.           DESCRIPTION                                              LOCATION
--------------------  -------------------------------------------------------  ----------------------------------------------
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

3.10                  Articles of Amendment and Restatement to Articles of     Incorporated by reference to Exhibit 3.10 to
                      Incorporation of AVE, Inc.                               Cyco.net's Registration Statement on Form SB-2
                                                                               filed with the Securities and Exchange
                                                                               Commission on September 13, 2001

3.11                  Certificate of Amendment to Articles of Incorporation    Incorporated by reference to Exhibit 3.11 to
                      of Cyco.net, Inc. filed with Nevada Secretary of State   Cyco.net's Registration Statement on Form SB-2
                      on August 9, 2001                                        filed with the Securities and Exchange
                                                                               Commission on September 13, 2001

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

10.2                  Amendment to Line of Credit Agreement dated August 9,    Incorporated by reference to Exhibit 10.1 to
                      1999                                                     the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

10.3                  Promissory note from Cyco.net, Inc. to Francisco         Incorporated by reference to Exhibit 99 to the
                      Urrea, Jr.                                               Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

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

10.7                  Equity Line of Credit Agreement dated as of August       Incorporated by reference to Exhibit 10.7 to
                      2001 between Cyco.net and Cornell Capital Partners,      the Company's 10-QSB for the quarter ended
                      L.P.                                                     September 30, 2001 filed with the Securities
                                                                               and Exchange Commission on November 12, 2001





EXHIBIT NO.           DESCRIPTION                                              LOCATION
--------------------  -------------------------------------------------------  ----------------------------------------------
10.8                  Warrant dated as of August 2001 given by Cyco.net to     Incorporated by reference to Exhibit 10.7 to
                      Cornell Capital Partners, L.P.                           the Company's 10-QSB for the quarter ended
                                                                               September 30, 2001 filed with the Securities
                                                                               and Exchange Commission on November 12, 2001

10.9                  Registration Rights Agreement dated August 2001          Incorporated by reference to Exhibit 10.7 to
                      between Cyco.net and Cornell Capital Partners, L.P.      the Company's 10-QSB for the quarter ended
                                                                               September 30, 2001 filed with the Securities
                                                                               and Exchange Commission on November 12, 2001

10.10                 Escrow Agreement dated as of August 2001 among           Incorporated by reference to Exhibit 10.7 to
                      Cyco.net, Cornell Capital Partners, L.P., Butler         the Company's 10-QSB for the quarter ended
                      Gonzalez LLP and First Union National Bank               September 30, 2001 filed with the Securities
                                                                               and Exchange Commission on November 12, 2001

23.1                  Consent of Stark Winter Schenkein & Co., LLP             Provided herewith



      (b) No reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2001.

                                 CYCO.NET, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Report of Independent Auditors                                              1

Consolidated Balance Sheet                                                  2

Consolidated Statements of Operations                                       3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)        4

Consolidated Statements of Cash Flows                                       5

Notes to Consolidated Financial Statements                               6-16

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Cyco.Net, Inc.


We have audited the accompanying consolidated balance sheet of Cyco.Net, Inc as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyco.Net, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for each of the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark, Winter, Schenkein & Co, LLC
/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
February 13, 2001

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                               ASSETS
CURRENT ASSETS
  Cash                                                         $ 5,219
  Receivables                                                   31,996
  Inventory                                                      9,264
                                                      -----------------
   Total current assets                                         46,479
                                                      -----------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,390                             4,335
                                                      -----------------

OTHER ASSETS
  Deferred offering costs                                       80,581
  Intangible assets - Domain name and website,
    net of accumulated amortization of $25,712                  33,288
  Other receivables - related parties                           24,706
   Deposit                                                       1,905
                                                      -----------------
                                                               140,480
                                                      -----------------

                                                             $ 191,294
                                                      =================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $ 191,808
  Accounts payable - related party                               1,000
                                                      -----------------
                                                               192,808
                                                      -----------------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value,
     100,000,000 shares authorized,
     26,496,419 issued and outstanding                          26,496
   Additional paid in capital                                  449,109
   Accumulated (deficit)                                      (477,119)
                                                      -----------------
                                                                (1,514)
                                                      -----------------

                                                             $ 191,294
                                                      =================

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                               2001                 2000
                                               ----                 ----

Revenues                                  $ 4,213,321          $ 2,496,018
Cost of goods sold
   Product                                  3,572,456            2,184,829
   Shipping                                   234,167              119,897
   Credit card processing                     125,105               62,737
   Other                                        4,599               12,750
                                        -----------------    -----------------
                                            3,936,327            2,380,213
                                        -----------------    -----------------

Gross profit                                  276,994              115,805

General and administrative expenses           395,329              308,449
                                         -----------------    -----------------

(Loss) from operations                       (118,335)            (192,644)
                                         -----------------    -----------------

Other income (expense)
Interest expense                                 (153)                 (53)
Loss on sale of available for sale                  -              (25,492)
 securities                              -----------------    -----------------
                                                 (153)             (25,545)
                                         -----------------    -----------------

Net (loss)                                 $ (118,488)          $ (218,189)
                                         =================    =================

Per share information:
Net (loss) per common share (basic
 and diluted)                                 $ (0.00)             $ (0.01)
                                         =================    =================

Weighted average shares outstanding
 (basic and diluted)                       25,530,392           20,619,849
                                         =================    =================



          See accompanying notes to consolidated financial statements.


                                                              CYCO.NET, INC.
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                         Additional                     Other
                                                       Common Stock       Paid in     Accumulated   Comprehensive
                                                    Shares      Amount    Capital      (Deficit)        (Loss)           Total
                                                   --------   ---------  -----------  -----------   -------------     ----------

Balance at December 31, 1999                      19,940,419  $ 19,940   $ 154,265     (140,442)       (42,188)        $ (8,425)

  Shares issued for cash
   at $.05 per share                                 200,000       200       9,800         -              -              10,000

  Shares issued for cash at $.10 per share           520,000       520      51,480         -              -              52,000

  Shares issued for services at $.10 per share     1,036,000     1,036     102,564         -              -             103,600

  Shares issued in exchange for domain name
   at $.10 per share                                 250,000       250      24,750         -              -              25,000

  Change in unrealized net (loss) due to sale
   of securities                                        -           -         -            -            42,188           42,188

  Net (loss) for the year ended, December 31,
   2000                                                 -           -         -        (218,189)          -            (218,189)
                                                  -----------  ---------  ----------   ----------    ------------    ------------
Balance at December 31, 2000                      21,946,419      21,946   342,859     (358,631)          -               6,174


Shares issued fo services a $0.02 per share        4,000,000       4,000    76,000         -              -              80,000

Shares issued for services at $0.06 per share        550,000         550    30,250         -              -              30,800

  Net (loss) for the year ended, December 31,
   2001                                                 -            -        -         (118,488)         -            (118,488)
                                                  -----------  ---------- ----------   ----------    ------------    ------------
Balance at December 31, 2001                      26,496,419     $ 26,496 $449,109    $ (477,119)       $ -            $ (1,514)
                                                  ===========  ========== ==========   ==========    ============    ============




          See accompanying notes to consolidated financial statements.

                                   CYCO.NET, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                   -----------------------------
Cash flows from operating actvities:                   2001            2000
                                                   -------------- --------------

Net (loss)                                         $   (118,488)  $    (218,189)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
   Loss on sale of available for sale securities              -          25,492
   Amortization                                          20,504           5,208
   Depreciation                                           1,183             207
   Write off  of note payable                                 -         (10,000)
   Common stock issued for services                     110,800         103,600
Changes in assets and liabilities:
   Decrease (increase) in receivables                    38,381         (43,770)
   (Increase) in inventory                               (3,488)         (4,719)
   (Increase) in deferred offering costs                (80,581)              -
   Decrease in deposit                                        -           2,295
   Increase  in accounts payable and accrued
    expenses                                             28,908         118,062
                                                  --------------  --------------
       Net cash (used in) operating activities           (2,781)        (21,814)
                                                  --------------  --------------

Cash flows from investing activities:
   Proceeds from sale of available for sale
    securities                                                -          24,508
   Acquisition of intangible assets                     (34,000)              -
   Acquisition of property and equipment                 (2,126)         (3,599)
                                                  --------------  --------------
       Net cash provided by (used in) investing
       activities                                       (36,126)         20,909
                                                  --------------  --------------

Cash flows from financing activities:
   Proceeds from stock issuance                               -          62,000
   (Decrease) in amounts due to related party              (712)        (41,994)
   Payment of subscription receivable                         -          15,000
                                                  --------------  --------------
       Net cash provided by (used in)
        financing activities                               (712)         35,006
                                                  --------------  --------------

       Net increase (decrease) in cash                  (39,619)         34,101
Beginning cash balance                                   44,838          10,737
                                                  --------------  --------------

Ending cash balance                                     $ 5,219        $ 44,838
                                                  ==============  ==============

Supplemental cash flow information:
Cash paid for income taxes                                  $ -             $ -
                                                  ==============  ==============
Cash paid for interest                                    $ 153            $ 53
                                                  ==============  ==============

Supplemental Disclosure Of Significant Non-Cash
 Financing and Investing Activities Common stock
 issued in exchange for acquisition of of domain
 name                                                       $ -        $ 25,000
                                                  ==============  ==============


          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Cyco.Net, Inc. (the "Company") was incorporated on January 25, 1999 in the State of New Mexico. The Company's primary line of business is the sale of cigarettes through three websites to customers in the United States of America.


PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated.


REVENUE RECOGNITION

The Company's sole source of revenue is the sale of cigarettes through their primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The Company records revenue from cigarette sales when product is shipped.

Outbound shipping charges to customers are included in net sales and amounted to $268,494 and $134,933 during December 31, 2001 and 2000, respectively.


CREDIT CARD COSTS

The Company receives payment for their product via credit cards. Credit card costs are expensed in the period incurred.

INVENTORY

Inventory, consisting of products available for sale, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


ADVERTISING

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $19,068 in 2001 and $7,498 in 2000.


CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2001 there were no such impairments.


NET (LOSS) PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.


INTANGIBLES

Product and website development costs incurred in developing the Company's website are accounted for in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs to Develop or Obtain Software for Internal Use". Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll- related costs for employees who devote time directly related to the internal-use computer software project, and interest costs incurred while developing internal-use computer software are capitalized. Product development costs, preliminary project and past implementation product costs are expensed as incurred. Internal costs for upgrades and enhancements that result in probable additional functionality are capitalized. These capitalized costs are amortized over a two year period.

On August 1, 2000 the Company issued 250,000 shares of its' $0.001 par value common stock for the purchase of a domain name. During the year ended December 31, 2001 the Company capitalized $34,000 of costs related to development of their website. Accumulated amortization of these intangible assets at December 31, 2001 and 2000 was $25,712 and $5,208, respectively.


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

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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


CONCENTRATIONS

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential and current customers with respect to the tobacco industry, and therefore effect the Company's operations.

Cigarettes are generally subject to substantial federal, state and local excise taxes in the United States. However, the Company believes there is uncertainty over the applicability of these taxes to on-line sales of cigarettes. The Company does not collect or remit excise taxes (or other taxes) on its sales due to this uncertainty. If the Company were required to collect and remit such taxes, then the prices of its cigarettes would increase. This could harm sales because its customers are price sensitive. Accordingly, sales would be adversely affected by increases to the price of its cigarettes.

The Company does not collect or remit state sales or other taxes on the sale of cigarettes. The Company does not believe that it has sufficient business contacts in one or more states to require it to collect and remit state sales or other taxes. If the Company were required to collect sales taxes, then the Company would need to update its computer systems to calculate the appropriate sales tax for each customer order and to remit such taxes to the appropriate governmental agencies. Moreover, in recent years, state governments have aggressively attempted to collect sales taxes from out-of-state companies. These actions are expensive to defend, regardless of the final outcome. To date, the Company has not been subject to any such actions.


RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB 101 did not have an impact on the Company's operating results.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.


NOTE 2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2001 and 2000, the Company incurred net (losses) of $118,488 and $218,189, respectively. At December 31, 2001, the Company had a working capital (deficit) of $146,329 and stockholders' (deficit) of $1,514.

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

The Company is pursuing financing for its operations and seeking additional private placement investments. In addition, the Company has begun to operate its website and generate significant revenues from the sale of its products.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  LOSS ON INVESTMENT

In conjunction with a recapitalization, which occurred during 1999, the Company acquired certain marketable securities with a cost of $50,000 and a fair market value of $12,500. The Company sold the securities during the year ended December 31, 2000 for $24,508, resulting in a realized loss of $25,492.


NOTE 4.  EQUITY LINE OF CREDIT

Pursuant to an Equity Line of Credit agreement dated August 16, 2001 the Company may, at their discretion, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5,000,000. Upon request of an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. (Cornell) will purchase shares of the Company's common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell intends to sell any shares purchased under the Equity Line of Credit at the market price.

The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon registering the shares of common stock with the Securities and Exchange Commission (See Note 5).

ADVANCES. Pursuant to the Equity Line of Credit, the Company may periodically sell shares of common stock to Cornell to raise capital to fund working capital needs. The periodic sale of shares is known as an advance. The Company may request an advance every 5 trading days.

MECHANICS. The Company may, at its' discretion, request advances from Cornell by written notice, specifying the amount requested up to the maximum advance amount. A closing will be held 7 trading days after such written notice at which time the Company will deliver shares of common stock and Cornell will pay the advance amount. The Company has the ability to determine when and if an advance is desired.

COMMITMENT PERIOD. The Company may request an advance at any time during the commitment period. The commitment period begins on the date the Securities and Exchange Commission first declares the registration statement effective. The commitment period expires on the earliest to occur of (i) the date on which Cornell has made advances totaling $5,000,000 or (ii) two years after the effective date of the registration statement. As of the date of the audit report, the registration statement had not being deemed effective by the Securities and Exchange Commission.

MAXIMUM ADVANCE AMOUNT. The Company may not request advances in excess of a total of $5,000,000. In addition, each individual advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. The maximum amount of each advance is equal to 75% of the average daily volume of the Company's common stock for the 40 trading days prior to the date of an advance multiplied by 82% of the lowest closing bid price of the Company's common stock for the 5 trading days immediately following the notice date of an advance.

NUMBER OF SHARES TO BE ISSUED. The Company cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the Company has not determined the total amount of advances to be drawn. Nonetheless, the Company estimates the number of shares of common stock that will be issued using certain assumptions. If the Company issued 40,000,000 shares, the maximum number of shares being registered, then these shares would represent 60.2% of the outstanding common stock.

REGISTRATION RIGHTS. The Company granted to Cornell certain registration rights. The registration statement will register such shares upon effectiveness. The cost of the registration will be borne by the Company.

NET PROCEEDS. The Company cannot predict the total amount of proceeds to be raised in this transaction, in part, because the Company has not determined the total amount of the advances to be drawn. However, the Company has incurred expenses of approximately $80,000 consisting primarily of professional fees incurred in connection with registering the shares. In addition, the Company is obligated to pay a cash fee to Cornell Capital equal to 8.4% of each advance.


NOTE  5.  STOCKHOLDERS' (DEFICIT)

During the year ended December 31, 2000, the Company issued 720,000 shares of its common stock to various investors for cash aggregating $62,000.

During the year ended December 31, 2000, the Company issued 1,036,000 shares of its common stock to various individuals in exchange for services valued at $103,600. These shares were valued at their fair market value on the date the Company agreed to issue the shares. The Company also issued 250,000 shares of its common stock in exchange for the acquisition of a web site valued at $25,000.

During the year ended December 31, 2001 the Company issued 4,550,000 shares of common stock to employees and non-employees in exchange for services valued at $110,800. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the years covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for recission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company.

The Company has filed a registration statement with the Securities and Exchange Commission for the sale of up to 41,300,000 shares of their common stock by certain persons who are, or will become, stockholders of the Company. Of that total, a single stockholder will sell up to 40,000,000 shares of common stock in this offering that it will receive pursuant to an Equity Line of Credit (See
Note 4). The Company is not selling any shares of common stock in this offering and therefore will not receive any proceeds from this offering. The Company will, however, receive proceeds from the sale of common stock under the Equity Line of Credit. The Company has agreed to pay Cornell a fee of 8.4% of the proceeds received under the Equity Line of Credit.

The shares of common stock are being offered for sale on a "best efforts" basis by the selling stockholders at prices established on the Over-the-Counter Bulletin Board during the term of this offering. There are no minimum purchase requirements. These prices will fluctuate based on the demand for the shares of common stock.

The selling stockholders consist of Cornell, which intends to sell up to 40,000,000 shares of common stock to be purchased under an Equity Line of Credit Agreement, dated August 16, 2001. Other selling stockholders, who intend to sell up to 1,300,000 shares of common stock purchased in private offerings.


NOTE 6.  RELATED PARTY TRANSACTIONS

At December 31, 1999, the Company had an outstanding non-interest bearing loan from an officer of $18,000. The loan was repaid during the year ended December 31, 2000.

During the years ended December 31, 2001 and 2000 the Company paid $27,500 and $15,500, respectively, in consulting fees to related parties.

At December 31, 2001, the Company has recorded receivables with Company officers of $24,706.


NOTE 7.  INCOME TAXES

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                          RECONCILING         TAX
                                             ITEM            EFFECT
                                          -----------     ----------

      Capital loss carryforward            $ 25,000        $ 10,000
      Net operating loss carryforward       450,000         175,000
                                           --------        --------
                                           $475,000        $185,000
                                           ========        ========

The capital loss carryforward will expire in 2004 and the net operating loss carryforward will expire through 2021.

The deferred tax asset has been fully reserved as of December 31, 2001. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2001 was $63,000.


NOTE 8.  STOCK BASED COMPENSATION

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 4,000,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the common stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted. All options outstanding at December 31, 2001 have been granted to employees.

Summarized information relative to the Company's stock option plan are as follows:

                                               Number        Weighted Average
                                             of Shares        Exercise Price
                                           -------------     -----------------
       Outstanding at December 31, 1999       600,000             $0.10
         Granted                                    -                 -
         Exercised                                  -                 -
         Forfeited                                  -
                                           ------------          ---------
       Outstanding at December 31, 2000       600,000              0.10
         Granted                              750,000              0.06
         Exercised                                  -                 -
         Forfeited                                  -
                                           ------------          ---------
       Outstanding at December 31, 2001     1,350,000             $0.08
                                           ============          =========

The option for 600,000 shares expires in 2005 and the option for 750,000 shares expires in 2006.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted during 2001 are estimated at $0.06 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 458%, a risk-free interest rate of 6.0%, and expected lives of 5 years from date of vesting

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. The Company's pro forma information is as follows:

                                                        December 31,
                                           -------------------------------------
                                                2001                   2000
                                           ----------------      ---------------

        Pro forma net (loss)                 $(163,488)             $(218,189)
                                           ================      ===============
        Pro forma (loss) per share -
          Basic and diluted                     $(0.01)                 $0.00
                                                =======                 =====

NOTE 9.  COMMITMENTS

The Company leases office and warehouse space under an operating lease expiring during August 2002. The lease calls for monthly payments of $1,664. Rental expense for the years ended December 31, 2001 and 2000 were $19,970 and $12,460 respectively. Minimum annual future rent payments for the year ended December 31, 2002 related to the operating lease are $13,624.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CYCO.NET, INC.

Date:    April 1, 2002                By:  /s/ RICHARD URREA
                                         -------------------------------
                                         Richard Urrea
                                         President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    April 1, 2002                By:  /s/ RICHARD URREA
                                         -------------------------------
                                               Richard Urrea
                                               President and Chief Executive
                                                Officer


Date:    April 1, 2002                By:  /s/ DANIEL URREA
                                         -------------------------------
                                               Daniel Urrea
                                               Chief Financial Officer


Date:    April 1, 2002                By:  /s/ FRANCISCO URREA, JR.
                                          ------------------------------
                                               Francisco Urrea, Jr.
                                               Director