Form 10KSB/A
period 2001-12-31
CYCO NET INC
filed 2002-04-15
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For transition period from                 to
                                  ---------------    -----------------

                        Commission file number 000-30244
                                 CYCO.NET, INC.
                 (Name of small business issuer in its charter)

                    NEVADA                                    13-3389415
(State or other jurisdiction of incorporation)  (I.R.S. Employer Identification
                                                 Number)
      4201 YALE BOULEVARD, NE SUITE G,
              ALBUQUERQUE,NM                                    87107
   (Address of principal executive offices)                   (Zip code)

           Issuer's telephone number                        (505) 344-9643

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

      We see an advantage in targeting the tobacco and spirits companies as our major advertisers. With regard to the tobacco and spirits companies, these advertisers are quickly losing their current mediums, including billboard advertisements and as major sports sponsors. The only current advertising medium in the United States for the Tobacco and Spirit industries are print ads and the Internet. Many of the larger Internet sites, like Yahoo, do not accept advertising from tobacco and spirit companies because of the unhealthy stigma associated with these products. Tobacco and spirit companies are shunned by current major Internet operators, which we believe leaves significant amounts of advertising dollars on the table. Cyco.net hopes to, one day, be able to capitalize on these advertising dollars. Investors should be aware, however, of the rising anti-alcohol and tobacco sentiment in the United States. This sentiment may cause some Internet users to ban or boycott companies that promote products from these industries, including Cyco.net. Further, this sentiment may cause advertisers outside the tobacco and spirits industries to avoid advertising with companies that promote these products.

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


INDUSTRY

      Cyco.net operates in the on-line segment of the cigarette industry. The cigarette industry's total shipments in the United States are set forth below:


                                    UNITS SHIPPED         % INCREASE/
                           YEAR    (IN BILLIONS)          % (DECREASE)
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


                                                       BID PRICE PER SHARE
                                                  -----------------------------
                                                        HIGH           LOW
                                                  -------------- --------------

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


      During the period from May 1999 through July 1999, Cyco.net issued 977,600 shares of its $0.001 par value common stock for cash aggregating $42,000. These shares were issued as follows: Max Sonnenberg purchased 104,000 shares for $5,000; Larry Minarsich purchased 208,000 shares for $10,000; Doug Fenton purchased 41,600 shares for $2,000; Daniel Behles purchased 104,000 shares for $5,000; Charles Elias and Joseph Elias purchased 104,000 shares for $5,000; Dennis Chavez purchased 208,000 shares for $10,000; and Con Queso, LLC purchased 208,000 shares for $5,000. In addition, during the period from May 199 through July 1999, Cyco.net issued 457,600 shares of its $.001 par value common stock to various individuals in exchange for services valued at $18,500. These shares were issued as follows: Con Queso, LLC received 145,000 shares for legal services valued at $3,500; Leon Palmisano received 208,000 shares for consulting valued at $10,000; and Paul Roney received 104,000 shares for aid in fund raising valued at $5,000.

      At inception, during January 1999, Cyco.net issued 14,976,000 shares of common stock for services valued at $7,200, which management believes is the fair market value of the services provided. These shares were issued as follows:


              NAME                # OF SHARES          NAME          # OF SHARES
              ----                -----------          ----          -----------
      Francisco Urrea, Jr.          2,496,000      Nunzio Desantis
      Richard Urrea                 2,496,000        Family Trust      2,496,000
      MAU, LLC                      2,496,000      Brent Wolford       2,080,000
      Daniel Urrea                  2,496,000      Trey Urrea            416,000



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

      None.

                                    PART III


ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Cyco.net's present directors and executive officers are as follows:

           NAME                 AGE        POSITION
           -------------------- ---------- -----------------------------
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

                             ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                      --------------------------------------- --------------------------------------
                                                                AWARDS                     PAYOUTS
                                                              --------------------------------------
                                               OTHER          RESTRICTED
                                              ANNUAL            STOCK         OPTIONS/     LTIP     ALL OTHER
NAME AND                     SALARY  BONUS  COMPENSATION       AWARD(S)       SARS        PAYOUTS  COMPENSATION
                             ------  -----  ------------      ---------       ----        -------  ------------
PRINCIPAL POSITION     YEAR    ($)    ($)       ($)             ($)           (#)           ($)         ($)
----------             ----    ---    ---       ---             ---           ---           ---         ---


Richard Urrea,         2001  $75,600    --       --           $35,000(1)      --            --           --
Chief Executive        2000  $70,999    --       --                  --)      --            --           --
Officer
and President          1999  $28,666    --       --                  --       --            --           --

Daniel Urrea,          2001  $40,000    --       --           $35,000(1)      --            --           --
Chief Financial        2000  $29,999    --       --                  --)      --            --           --
Officer
                       1999  $10,000    --       --                  --       --            --           --

Brent Wolford,         2001  $24,000    --       --           $10,000(1)      --            --           --
Chief Technical        2000   $9,000    --       --                  --       --            --           --
Officer
                       1999   $7,000    --       --                  --       --            --           --

---------------

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

                                                            COMMON STOCK
                                                         BENEFICIALLY OWNED
                                                     --------------------------
NAME/ADDRESS                                           NUMBER        PERCENT(1)
---------------------------------------------------- ------------- ------------
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
600 Central Ave. S. W., 3rd Floor
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


-----------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 2001 and 2000, Cyco.net paid Francisco Urrea Jr., $3,500 and $6,500 respectively for consulting and paid Brent Wolford $24,000 and $9,000 respectively for website consulting .

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this filing:

EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------- -------------------------------------  --------------------------
2.1            Acquisition Agreement between Ave and  Incorporated by reference
                                                      DMI to Exhibit 2.1 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

2.2            Letter of Intent between Ave and       Incorporated by reference
               Cyco.net dated July 9, 1999            to Exhibit 2.2 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

3.1            Certificate of Amendment to Change     Incorporated by reference
               name to Ave, Inc. dated 5/7/90         to Exhibit 2.7 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

3.2 Certificate of Agreement of Merger of Incorporated by reference DeLuxe Onyx Company dated January 23, to Exhibit 2.8 to the
               1987 Company's Annual Report on Form 10-KSB as filed with the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

3.3            Certificate and Agreement of Merger    Incorporated by reference
               of DeLuxe dated 1/23/87                to Exhibit 2.9 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

3.4            Certificate Amending Certificate of    Incorporated by reference
               Incorporation dated January 23, 1987   to Exhibit 2.10 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

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

3.6            Articles in Incorporation of           Incorporated by reference
               Cyco.net, Inc. the Wholly Owned        to Exhibit 21.1 to the
               Subsidiary Cyco.net, Inc. (formerly    Company's Annual Report on
               Ave, Inc.)                             Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

3.7            Certificate of Amendment to Articles   Incorporated by reference
               of Cyco.net, Inc. to change name from  to Exhibit 21.2 to the
               Ave, Inc. to Cyco.net, Inc.            Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

3.8            Certificate of Amendment of Cyco.net,  Incorporated by reference
               Inc.                                   to Exhibit 21.3 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------- -------------------------------------  --------------------------
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

3.10           Articles of Amendment and Restatement  Incorporated by reference
               to Articles of Incorporation of AVE,   to Exhibit 3.10 to
               Inc.                                   Cyco.net's Registration
                                                      Statement on Form SB-2
                                                      filed with the Securities
                                                      and Exchange Commission on
                                                      September 13, 2001

3.11           Certificate of Amendment to Articles   Incorporated by reference
               of Incorporation of Cyco.net, Inc.     to Exhibit 3.11 to
               filed with Nevada Secretary of State   Cyco.net's Registration
               on August 9, 2001                      Statement on Form SB-2
                                                      filed with the Securities
                                                      and Exchange Commission on
                                                      September 13, 2001

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

10.1           Line of Credit Agreement dated August  Incorporated by reference
               9, 1999                                to Exhibit 10.0 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

10.2           Amendment to Line of Credit Agreement  Incorporated by reference
               dated August 9, 1999                   to Exhibit 10.1 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

10.3           Promissory note from Cyco.net, Inc.    Incorporated by reference
               to Francisco Urrea, Jr.                to Exhibit 99 to the
                                                      Company's Annual Report on
                                                      Form 10-KSB as filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      April 16, 2001

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

10.5           R. Gene Klawetter Letter of            Incorporated by reference
               Resignation                            to Exhibit 99.2 to the
                                                      Company's 8-K filed with
                                                      the Securities and
                                                      Exchange Commission on
                                                      August 22, 2000

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

10.7           Equity Line of Credit Agreement dated  Incorporated by reference
               as of August 2001 between Cyco.net     to Exhibit 10.7 to the
               and Cornell Capital Partners, L.P.     Company's 10-QSB for the
                                                      quarter ended September
                                                      30, 2001 filed with the
                                                      Securities and Exchange
                                                      Commission on November 12,
                                                      2001

EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------- -------------------------------------  --------------------------
10.8           Warrant dated as of August 2001 given  Incorporated by reference
               by Cyco.net to Cornell Capital         to Exhibit 10.7 to the
               Partners, L.P.                         Company's 10-QSB for the
                                                      quarter ended September
                                                      30, 2001 filed with the
                                                      Securities and Exchange
                                                      Commission on November 12,
                                                      2001

10.9           Registration Rights Agreement dated    Incorporated by reference
               August 2001 between Cyco.net and       to Exhibit 10.7 to the
               Cornell Capital Partners, L.P.         Company's 10-QSB for the
                                                      quarter ended September
                                                      30, 2001 filed with the
                                                      Securities and Exchange
                                                      Commission on November 12,
                                                      2001

10.10          Escrow Agreement dated as of August    Incorporated by reference
               2001 among Cyco.net, Cornell Capital   to Exhibit 10.7 to the
               Partners, L.P., Butler Gonzalez LLP    Company's 10-QSB for the
               and First Union National Bank          quarter ended September
                                                      30, 2001 filed with the
                                                      Securities and Exchange
                                                      Commission on November 12,
                                                      2001


------------------------------------------------------------------------------
      (b) No reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2001.

                                 CYCO.NET, INC.
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

Report of Independent Auditors                                              F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)        F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                             F-6-F-16

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


Denver, Colorado
February 13, 2002

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS
  Cash                                            $ 5,219
  Receivables                                      31,996
  Inventory                                         9,264
                                              ------------
     Total current assets                          46,479
                                              ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,390                4,335
                                              ------------

OTHER ASSETS
  Deferred offering costs                          80,581
  Intangible assets - Domain name and website,
    net of accumulated amortization of $25,712     33,288
  Other receivables - related parties              24,706
   Deposit                                          1,905
                                              ------------
                                                  140,480
                                              ------------


                                                $ 191,294
                                              ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses         $ 191,808
  Accounts payable - related party                  1,000
                                              ------------
                                                  192,808
                                              ------------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value,
     100,000,000 shares authorized,
      26,496,419 issued and outstanding            26,496
   Additional paid in capital                     449,109
   Accumulated (deficit)                         (477,119)
                                              ------------
                                                   (1,514)
                                              ------------

                                                $ 191,294
                                              ============



          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                               --------------------------

                                                  2001          2000
                                                  ----          ----

Revenues                                       $ 4,213,321   $ 2,496,018
Cost of goods sold
   Product                                       3,572,456     2,184,829
   Shipping                                        234,167       119,897
   Credit card processing                          125,105        62,737
   Other                                             4,599        12,750
                                               ------------  ------------
                                                 3,936,327     2,380,213
                                               ------------  ------------

Gross profit                                       276,994       115,805

General and administrative expenses                395,329       308,449
                                               ------------  ------------

(Loss) from operations                            (118,335)     (192,644)
                                               ------------  ------------

Other income (expense)
Interest expense                                      (153)          (53)
Loss on sale of available for sale securities            -       (25,492)
                                               ------------  ------------
                                                      (153)      (25,545)
                                               ------------  ------------

Net (loss)                                      $ (118,488)   $ (218,189)
                                               ============  ============


Per share information:
Net (loss) per common share (basic and diluted)    $ (0.00)      $ (0.01)
                                               ============  ============


Weighted average shares outstanding (basic and  25,530,392    20,619,849
diluted)                                       ============  ============



          See accompanying notes to consolidated financial statements.

                                                           CYCO.NET, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Common Stock           Additional                 Other
                                                ------------------------  Paid in    Accumulated  Comprehensive
                                                  Shares       Amount     Capital     (Deficit)       (Loss)       Total
                                                ------------  ----------  ---------  ------------  -----------   ---------

Balance at December 31, 1999                     19,940,419    $ 19,940   $ 154,265     (140,442)     (42,188)   $ (8,425)

  Shares issued for cash at $.05 per share          200,000         200      9,800             -            -      10,000

  Shares issued for cash at $.10 per share          520,000         520     51,480             -            -      52,000

  Shares issued for services at $.10 per share    1,036,000       1,036    102,564             -            -     103,600

  Shares issued in exchange for domain name
         at $.10 per share                          250,000         250     24,750             -            -      25,000

  Change in unrealized net (loss) due to sale of          -           -          -             -       42,188      42,188
    Securities

  Net (loss) for the year ended, December                 -           -          -      (218,189)           -    (218,189)
   31, 2000                                     ------------  ----------  ---------  ------------  -----------   ---------
Balance at December 31, 2000                     21,946,419      21,946    342,859      (358,631)           -       6,174


Shares issued fo services a $0.02 per share       4,000,000       4,000     76,000             -            -      80,000

Shares issued for services at $0.06 per share       550,000         550     30,250             -            -      30,800

  Net (loss) for the year ended, December                 -           -          -      (118,488)           -    (118,488)
   31, 2001                                     ------------  ----------  ---------  ------------  -----------   ---------

Balance at December 31, 2001                     26,496,419    $ 26,496   $ 449,109   $ (477,119)   $       -    $ (1,514)
                                                ============  ==========  =========  ============  ===========   =========



          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                            ---------------------------------------
Cash flows from operating actvities:                               2001                     2000
                                                            ---------------         ---------------
Net (loss)                                                 $     (118,488)           $    (218,189)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
   Loss on sale of available for sale securities                        -                   25,492
   Amortization                                                    20,504                    5,208
   Depreciation                                                     1,183                      207
   Write off  of note payable                                           -                  (10,000)
   Common stock issued for services                               110,800                  103,600
Changes in assets and liabilities:
   Decrease (increase) in receivables                              38,381                  (43,770)
   (Increase) in inventory                                         (3,488)                  (4,719)
   (Increase) in deferred offering costs                          (80,581)                       -
   Decrease in deposit                                                  -                    2,295
   Increase  in accounts payable and accrued expenses              28,908                  118,062
                                                           ---------------          ---------------
          Net cash (used in) operating activities                  (2,781)                 (21,814)
                                                           ---------------          ---------------

Cash flows from investing activities:
   Proceeds from sale of available for sale securities                  -                   24,508
   Acquisition of intangible assets                               (34,000)                       -
   Acquisition of property and equipment                           (2,126)                  (3,599)
                                                           ---------------          ---------------
          Net cash provided by (used in) investing activities     (36,126)                  20,909
                                                           ---------------          ---------------

Cash flows from financing activities:
   Proceeds from stock issuance                                         -                   62,000
   (Decrease) in amounts due to related party                        (712)                 (41,994)
   Payment of subscription receivable                                   -                   15,000
                                                           ---------------          ---------------
          Net cash provided by (used in) financing activities        (712)                  35,006
                                                           ---------------          ---------------

          Net increase (decrease) in cash                         (39,619)                  34,101
Beginning cash balance                                             44,838                   10,737
                                                           ---------------          ---------------

Ending cash balance                                         $       5,219            $      44,838
                                                           ===============          ===============

Supplemental cash flow information:
Cash paid for income taxes                                  $           -            $           -
                                                           ===============          ===============
Cash paid for interest                                     $          153            $          53
                                                           ===============          ===============

Supplemental Disclosure Of Significant Non-Cash
Financing and Investing Activities Common stock
issued in exchange for acquisition of of domain name       $            -            $      25,000
                                                           ===============          ===============





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


CREDIT CARD COSTS

The Company receives payment for their product via credit cards. Credit card costs are expensed in the period incurred. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

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

MARKETABLE SECURITIES

The Company's marketable securities consist of common stock holdings and are classified as available-for-sale and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

Marketable securities, which have no readily determinable fair value, are carried at the lower of cost or market.


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

NET PROCEEDS. The Company cannot predict the total amount of proceeds to be raised in this transaction, in part, because the Company has not determined the total amount of the advances to be drawn. However, the Company has incurred expenses of approximately $80,000 consisting primarily of professional fees incurred in connection with registering the shares. In addition, the Company is obligated to pay a cash fee to Cornell Capital equal to 8.4% of each advance. The discount and any related fees on the shares will be treated as though it were a cost of raising capital and will be deducted from additional paid in capital at the time the shares are issued.


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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                  RECONCILING    TAX
                                                     ITEM       EFFECT
                                                 ------------ ----------

           Capital loss carryforward                $25,000     $10,000
           Net operating loss carryforward          450,000     175,000
                                                  ---------   ---------
                                                   $475,000    $185,000
                                                  =========   =========

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

Summarized information relative to the Company's stock option plan are as follows:

                                                                    WEIGHTED
                                                    NUMBER          AVERAGE
                                                   OF SHARES     EXERCISE PRICE
                                                --------------- ---------------
        Outstanding at December 31, 1999           600,000           $0.10
          Granted                                        -               -
          Exercised                                      -               -
          Forfeited                                      -
                                                 ---------           -----
        Outstanding at December 31, 2000           600,000            0.10
          Granted                                  750,000            0.06
          Exercised                                      -               -
          Forfeited                                      -
                                                 ---------           -----
        Outstanding at December 31, 2001         1,350,000           $0.08
                                                 =========           =====

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

                                                     DECEMBER 31,
                                                 2001            2000

              Pro forma net (loss)          $(163,488)      $(218,189)
                                            ==========      ==========
              Pro forma (loss) per share -
                Basic and diluted              $(0.01)           $0.00
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

                                           CYCO.NET, INC.

Date: April 15, 2002                       By:   /s/ RICHARD URREA
                                                 ------------------------------
                                                 Richard Urrea
                                                 President and Chief Executive
                                                 Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 15, 2002                       By:   /s/ RICHARD URREA
                                                 ------------------------------
                                                 Richard Urrea
                                                 President and Chief Executive
                                                 Officer


Date: April 15, 2002                       By:   /s/ DANIEL URREA
                                                 ------------------------------
                                                 Daniel Urrea
                                                 Chief Financial Officer


Date: April 15, 2002                       By:   /s/ FRANCISCO URREA, JR.
                                                 ------------------------------
                                                 Francisco Urrea, Jr.
                                                 Director