Form 10QSB/A
period 2001-09-30
CYCO NET INC
filed 2002-04-18
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 10-QSB


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

                                 CYCO.NET, INC.
                                   FORM 10-QSB

                                      INDEX


PART I FINANCIAL INFORMATION


Consolidated Balance Sheet                                                     3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                     6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                         7




PART II OTHER INFORMATION

Legal Proceedings                                                             10

Changes in Securities and Use of Proceeds                                     10

Defaults Upon Senior Securities                                               10

Submission of Matters to a Vote of Security Holders                           10

Other Information                                                             10

Exhibits and Reports on Form 8-K                                              11

Signatures                                                                    14

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

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three months ended              Nine months ended
                                                                         September 30,                  September 30,
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

     * In August 2001, Cyco.net entered into the Equity Line of Credit Agreement pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing market price of the common stock. Any shares so issued by the Company will then be sold by the purchaser at the prevailing market price to third parties. The

          Company may borrow on the line of credit upon the sale of these shares to third parties. The discount on the shares will be treated as though it were a commission and will be deducted from additional paid in capital at the time the shares are issued.

     * In August 2001, Cyco.net issued 550,000 shares of common stock for consulting services valued at $44,000 or $0.08 per share.

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

     * In August 2001, Cyco.net entered into the Equity Line of Credit Agreement pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing market price of the common stock. Any shares so issued by the Company will then be sold by the purchaser at the prevailing market price to third parties. The Company may borrow on the line of credit upon the sale of these shares to third parties. The discount on the shares will be treated as though it were a commission and will be deducted from additional paid in capital at the time the shares are issued.

     * In August 2001, Cyco.net issued 550,000 shares of common stock for consulting services valued at $44,000 or $0.08 per share.

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

2.2                   Letter of Intent between Ave and Cyco.net dated           Incorporated by reference to
                      July 9, 1999                                              Exhibit 2.2 to the Company's Annual
                                                                                Report on Form 10-KSB as filed with
                                                                                the Securities and Exchange
                                                                                Commission on April 16, 2001

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

3.1                   Certificate of Amendment to Change name to Ave, Inc.      Incorporated by reference to
                      dated 5/7/90                                              Exhibit 2.7 to the Company's Annual
                                                                                Report on Form 10-KSB as filed with
                                                                                the Securities and Exchange
                                                                                Commission on April 16, 2001

3.2                   Certificate of Agreement of Merger of DeLuxe Onyx         Incorporated by reference to
                      Company dated January 23, 1987                            Exhibit 2.8 to the Company's Annual
                                                                                Report on Form 10-KSB as filed with
                                                                                the Securities and Exchange
                                                                                Commission on April 16, 2001

3.3                   Certificate and Agreement of Merger of DeLuxe dated       Incorporated by reference to
                      1/23/87                                                   Exhibit 2.9 to the Company's Annual
                                                                                Report on Form 10-KSB as filed with
                                                                                the Securities and Exchange
                                                                                Commission on April 16, 2001

3.4                   Certificate Amending Certificate of Incorporation         Incorporated by reference to
                      dated January 23, 1987                                    Exhibit 2.10 to the Company's
                                                                                Annual Report on Form 10-KSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on April 16,
                                                                                2001

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

3.6                   Articles in Incorporation of Cyco.net, Inc. the           Incorporated by reference to
                      Wholly Owned Subsidiary Cyco.net, Inc.                    Exhibit 21.1 to the Company's
                      (formerly Ave, Inc.)                                      Annual Report on Form 10-KSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on April 16,
                                                                                2001

3.7                   Certificate of Amendment to Articles of Cyco.net, Inc.    Incorporated by reference to
                      to change name from Ave, Inc. to Cyco.net, Inc.           Exhibit 21.2 to the Company's
                                                                                Annual Report on Form 10-KSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on April 16,
                                                                                2001

EXHIBIT NO.           DESCRIPTION                                               LOCATION
-----------           -----------                                               --------
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


3.10                  Articles of Amendment and Restatement to Articles of      Incorporated by reference to
                      Incorporation of AVE, Inc.                                Exhibit 3.10 to Cyco.net's
                                                                                Registration Statement on Form SB-2
                                                                                filed with the Securities and
                                                                                Exchange Commission on September
                                                                                13, 2001

3.11                  Certificate of Amendment to Articles of Incorporation     Incorporated by reference to
                      of Cyco.net, Inc. filed with Nevada Secretary of State    Exhibit 3.11 to Cyco.net's
                      on August 9, 2001                                         Registration Statement on Form SB-2
                                                                                filed with the Securities and
                                                                                Exchange Commission on September
                                                                                13, 2001

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

10.2                  Amendment to Line of Credit Agreement dated August 9,     Incorporated by reference to
                      1999                                                      Exhibit 10.1 to the Company's
                                                                                Annual Report on Form 10-KSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on April 16,
                                                                                2001

10.3                  Promissory note from Cyco.net, Inc. to Francisco          Incorporated by reference to
                      Urrea, Jr.                                                Exhibit 99 to the Company's Annual
                                                                                Report on Form 10-KSB as filed with
                                                                                the Securities and Exchange
                                                                                Commission on April 16, 2001

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

10.7                  Equity Line of Credit Agreement dated as of August        Incorporated by reference to
                      the Company's Annual Report on Form 10-QSB as 2001        Exhibit 10.7 to
                      between Cyco.net and Cornell Capital Partners, L.P.       Commission on November 13, 2001
                      filed with the Securities and Exchange

EXHIBIT NO.           DESCRIPTION                                               LOCATION
-----------           -----------                                               --------
10.8                  Warrant dated as of August 2001 given by Cyco.net to      Incorporated by reference to
                      Cornell Capital Partners, L.P.                            Exhibit 10.8 to the Company's
                                                                                Annual Report on Form 10-QSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on November 13,
                                                                                2001

10.9                  Registration Rights Agreement dated August 2001           Incorporated by reference to
                      between Cyco.net and Cornell Capital Partners, L.P.       Exhibit 10.9 to the Company's
                                                                                Annual Report on Form 10-QSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on November 13,
                                                                                2001

10.10                 Escrow Agreement dated as of August 2001 among            Incorporated by reference to
                      Cyco.net, Cornell Capital Partners, L.P., Butler          Exhibit 10.10 to the Company's
                      Gonzalez LLP and First Union National Bank                Annual Report on Form 10-QSB as
                                                                                filed with the Securities and
                                                                                Exchange Commission on November 13,
                                                                                2001

b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                 CYCO.NET, INC.



By: /s/ Richard A. Urrea            April 11, 2002
    --------------------------
    Richard A. Urrea
    President


By: /s/ Daniel Urrea                April 11, 2002
    --------------------------
    Daniel Urrea
    Chief Financial Officer
    (Principal Accounting Officer)