Form 10KSB/A
period 2000-12-31
CYCO NET INC
filed 2002-04-19
CIK 1053113

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
(State or other jurisdiction             (I.R.S. Employer Identification Number)
     of incorporation)

4201 Yale Boulevard, NE Suite G, Albuquerque, NM            87107
    (Address of principal executive offices)             (Zip code)

                    Issuer's telephone number (505) 344-9643

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.001 par value                           OTC

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

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

The number of shares of Common Stock outstanding as of April 10, 2001 was 25,946,419.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cyco.net, Inc. is the successor corporation to AVE, Inc. Cyco.net is an e-commerce business. The main web site is in the form of an "e" zine, similar to a magazine except that it is only available on-line. The web site is www.cyconet. It currently has two fully operational ancillary sites, cycocigs.com and aabakismokes.com, which are in the market of selling cigarettes on-line. The Company has also registered the sites of digidarkroom.com, and cyconet.com, and psychocigs.com, which sends viewers to cycocigs.com.

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

Customers must agree to the following terms of sale to complete their order:

     * Billing address must be used as shipping address to verify the age of recipient.
     * Billing addresses outside the United States or within the state of New Mexico are prohibited.
     *    Purchaser must be 18 years of age.
     *    Purchaser agrees not to resell or retail any part of their order.
     *    Limit of 10 cartons per customer per order.

These terms are listed in several places, as well as on the final checkout page.

Orders placed Monday-Thursday before 2pm Mountain Standard Time are shipped the next day. Orders received Friday-Sunday are shipped on Monday. All orders are shipped via United States Postal Service 2-3 day priority mail. This has proven to be the most cost effective method of shipping.

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

Industry

Cyco.net operates in the on-line segment of the cigarette industry. The cigarette industry's total shipments in the United States are set forth below:

                               UNITS SHIPPED     % INCREASE/
                  YEAR         (IN BILLIONS)     % (DECREASE)
                  ----         -------------     ------------
                  2000         419.8              0.1
                  1999         419.3             (0.9)
                  1998         460.8               --

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

D. GOVERNMENT REGULATION

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

E.  RISKS RELATED TO OUR BUSINESS

Cyco.net is subject to various risks which may materially harm our business, financial condition and results of operations.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

We have historically lost money. In the years ended December 31, 2000 and 1999, we had net losses of $218,189 and $140,442, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2000 and 1999 financial statements, which states that Cyco.net's ability to continue as a going concern depends upon its ability to secure financing, increase ownership equity and attain profitable operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand and anticipated from our operations.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2000 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

We had a working capital deficit of $41,004 at December 31, 2000, which means that our current liabilities exceeded our current assets on December 31, 2000 by $41,004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 30, 2000 were not sufficient to satisfy all of our current liabilities on that date.

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

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     *    With a price of less than $5.00 per share;
     *    That are not traded on a "recognized" national exchange;
     * Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
     * In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

F. EMPLOYEES

Cyco.Net, Inc. currently has three full-time employees and one part time employee. As business increases, it is anticipated that additional employees will be added.

G. COMPANY HISTORY

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

Cyco.Net, Inc. is currently de-listed.  No market information is available.

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

A. Plan of Operation

In the next 12 months, the Company plans to tend to sales growth and gain additional traffic to its e-commerce sites by:

     * Promoting our affiliate program to build traffic to its e-commerce sites.
     * Advertising through print ads, e-newsletters and e-mails to target markets.
     *    Continue funding efforts
     * Maintain and add features to the Cyco.net site, i.e. location cameras providing live feed from worldwide locations of interest.
     * Pursue advertising contracts from major tobacco and spirit manufacturers.
     * Hire additional employees, as needed. The hiring of 1-2 additional full-time employees is projected in the next 12 months.

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

Revenues for the year ended December 31, 2000 were $2,496,018 compared to $9,671 for the comparable period in the prior year. Cyco.net's business operations commenced on January 1, 2000. As a result, Cyco.net had little revenues for the year ended December 31, 1999. Cyco.net's revenues for the current year are attributable to the sale of cigarettes on the internet.

The web sites, Cycocigs.com and Aabakismokes have produced the following revenues from the sale of cigarettes:

                                        Revenue    Cost of Goods    Gross Profit
                                        -------    -------------    ------------
Two months ended December 1999         $  9,671      $  8,321          $ 1,350
Three months ended March 2000           101,866        93,467            8,399
Three months ended June 2000            586,448       536,668           49,780
Three months ended September 2000       828,361       777,079           51,282
Three months ended December 2000        979,343       895,296           84,047

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

Cost of sales was $2,302,510, or 92.2% of revenues, for the year ended December 31, 2000 compared to $8,321 for the comparable period in the prior year. Cost of sales consist of the cost of cigarettes shipped during the period.

General and administrative expenses for the year ended December 31, 2000 were $386,152 compared to $141,689 in the comparable period of the prior year. During the year ended December 31, 2000, the major components of general and administrative expenses were approximately $7,489 in advertising, $76,453 in credit card processing fees, $109,424 in payroll, $142,106 in professional fees, $12,460 in rent, $5,208 in amortization and $33,012 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were $2,177 in advertising, $1,820 in credit card processing fees, $82,269 in professional fees, $32,730 in payroll, $7,817 in rent and $14,876 in miscellaneous other expenses.

Cyco.net had a net loss of $218,189 for the year ended December 31, 2000 compared to a net loss of $140,442 in the comparable period in the prior year. This increase is primarily attributable to higher general and administrative expenses.

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

On December 2, 1999 the Company executed a promissory note with Francisco Urrea in the amount of $18,000. The funds were used for ongoing business operations. This note was repaid in the third quarter of 2000.

On August 2, 1999, the Company entered in to a Line of Credit Agreement with GMF Holdings and May Davis Group whereby the Company shall be entitled to $890,000 in credit. If the Company chooses to draw down on the equity line, debentures will be issued. This transaction was entered into in reliance upon the provisions of Rule 504 Exemption of the Securities Act of 1933, as amended, and the regulations promulgated thereunder (the "Securities Act") and or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments in the Debentures to be made hereunder. At this time, no debentures have been issued.

This Agreement provides that the stock must be trading on the OTC and provides for incremental advances based upon the 30 day average daily trading.

The following chart discloses the incremental advances:

30 day Average Daily Trading
          Amount

  From            To            Maximum Advance
--------       --------         ---------------
$ 25,000   -   $ 50,000            $100,000
$ 50,000   -   $100,000            $200,000
$100,000   -   $200,000            $300,000
$200,000   -   $300,000            $500,000
$300,000   -   $400,000            $600,000
$400,000   -   $500,000            $700,000


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

Franciso Urrea Jr. a Director is the father of the CEO Richard A. Urrea, CFO Daniel R. Urrea and Chief Council Matthew Urrea.

Name                    Age      Position Held and Tenure
----                    ---      ------------------------
Richard Urrea            36      President/CEO
                                 (since January 1, 1999)

Daniel Urrea             29      Chief Financial Officer
                                 (since January 1, 1999)

Brent Wolford            24      Chief Technical Officer
                                 (since January 1, 1999)

Matthew Urrea            33      Chief Council
                                 (since January 1, 1999)

Francisco Urrea, Jr.     71      Director
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

                                         SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                               Annual Compensation                       Awards            Payouts
      (a)         (b)       (c)      (d)         (e)               (f)           (g)         (h)         (i)
                                                               Restricted    Securities
   Name and                                                      Stock       Underlying      LTIP     All Other
   Principle              Salary    Bonus     Other Annual      Award(s)    Options/SARs   Payouts   Compensation
   Position      Year       ($)      ($)    Compensation ($)       ($)           (#)         ($)          ($)
-------------    ----    -------    -----   ----------------   ----------   ------------   -------   ------------
Richard Urrea    1999    $28,666
President/CE     2000    $70,099

Daniel Urrea     1999    $10,000
      CFO        2000    $29,999

Brent Wolford    1999    $ 7,000
      CTO        2000    $ 9,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the names of persons who own of record, or were known by the Company to own beneficially, more than 5 percent of its issued and outstanding common stock, and the beneficial ownership of stock as of December 31, 2000 by officers and directors of the Company and all officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other rights to acquire additional securities of the Company, except as may be otherwise noted.

(1)                  (2)                                (3)                       (4)
                     Name and Address                   Amount and Nature of
Title of Class       Of Beneficial Owner                Beneficial Owner          Percent of Class
--------------       -------------------                ----------------          ----------------
                     Richard Urrea                      2,496,000 $0.001 Par      11.4
Common               600 Alcalde SW #4D
                     Albuquerque, NM 87104

                     Matthew Urrea                      2,496,000 $0.001 Par      11.4
Common               2213 Matthew NW
                     Albuquerque, NM 87110

                     Daniel Urrea                       2,496,000 $0.001 Par      11.4
Common               3009 Charleston NE
                     Albuquerque, NM 87110

                     Nunzio P De Santis                 2,496,000 $0.001 Par      11.4
Common               600 Central Ave. SW, 3rd Floor
                     Albuquerque, NM 87102

                     Francisco Urrea Jr.                2,184,000 $0.001 Par      10.0
Common               3009 Charleston NE
                     Albuquerque, NM 87110

                     Brent Wolford                      2,080,000 $0.001 Par      9.5
Common               2601 Silver Avenue SE #8
                     Albuquerque, NM 87106

                     Con Queso, LLC                     1,353,600 $0.001 Par      6.2
Common               P.O. Box 7460
                     Albuquerque, NM 87194

                     Henri Hornby                       1,082,540 $0.001 Par      4.9
Common               3653 Hemlock Court
                     Reno, NV 89509

No. Shares & %                                          Total shares              53.7
owned by directors                                      11,752,000
& officers as a
whole

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2000, the Company had a receivable with companies owned by an officer of the Company of $23,994.

At December 31, 1999, the Company had an outstanding non-interest bearing loan from an officer $18,000. The loan was repaid during the year ended December 31, 2000.

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

     27.  Financial Data Schedule

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


                                        CYCO.NET, INC.

Date: April 17, 2002                    By: /s/ RICHARD URREA
                                            ------------------------------------
                                            Richard Urrea, President and
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 17, 2002                    By: /s/ RICHARD URREA
                                            ------------------------------------
                                            Richard Urrea, President and
                                            Chief Executive Office
                                            (Principal Executive Officer)


Date: April 17, 2002                    By: /s/ DANIEL URREA
                                            ------------------------------------
                                            Daniel Urrea
                                            Chief Financial Officer
                                            (Principal Accounting Officer)


Date: April 17, 2002                    By: /s/ FRANCISCO URREA, JR.
                                            ------------------------------------
                                            Francisco Urrea, Jr.
                                            Director

                                 CYCO.NET, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         Report of Independent Auditors                                  F-2

         Consolidated Financial Statements:

         Consolidated Balance Sheet                                      F-3

         Consolidated Statements of Operations                           F-4

         Consolidated Statement of Stockholders' (Deficit)Equity         F-5

         Consolidated Statements of Cash Flows                           F-6

         Notes to Consolidated Financial Statements                   F-7 - F-12

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



Denver, Colorado
April 8, 2001

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
CURRENT ASSETS
  Cash                                                                $  44,838
  Receivables                                                            70,377
  Inventory                                                               5,776
  Prepaid expenses                                                        1,905
                                                                      ---------
     Total current assets                                               122,896
                                                                      ---------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $207                                        3,392
                                                                      ---------

OTHER ASSETS
  Intangible assets - net of accumulated
    amortization of $5,208                                               19,792
  Other receivables - related parties                                    23,994
                                                                      ---------

                                                                      $ 170,074
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $ 163,900
                                                                      ---------

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value,
    30,000,000 shares authorized,
    21,946,419 issued and outstanding                                    21,946
  Additional paid in capital                                            342,859
  Accumulated (deficit)                                                (358,631)
                                                                      ---------
                                                                          6,174
                                                                      ---------

                                                                      $ 170,074
                                                                      =========

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED     PERIOD ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Revenues                                                      $  2,496,018    $      9,671

Cost of goods sold                                               2,302,510           8,321
                                                              ------------    ------------

Gross profit                                                       193,508           1,350

General and administrative expenses                                386,152         141,689
                                                              ------------    ------------

(Loss) from operations                                            (192,644)       (140,339)

Other income (expense)
  Interest expense                                                     (53)           (103)
  Loss on sale of available for sale securities                    (25,492)             --
                                                              ------------    ------------
                                                                   (25,545)           (103)
                                                              ------------    ------------

Net (loss)                                                        (218,189)       (140,442)

Other comprehensive (loss)
  Unrealzed (loss) on available for sale securities                     --          (4,688)
                                                              ------------    ------------

Comprehensive (loss)                                          $   (218,189)   $   (145,130)
                                                              ============    ============

Per share information:
Net (loss) per common share (basic and diluted)               $      (0.01)   $      (0.01)
                                                              ============    ============


Weighted average shares outstanding (basic and diluted)         20,619,849      17,366,281
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
      FOR THE PERIOD FROM JANUARY 25, 1999 (INCEPTION) TO DECEMBER 31, 2000


                                                              Common Stock       Additional                   Other
                                                         ----------------------    Paid in    Accumulated  Comprehensive
                                                           Shares      Amount      Capital      Deficit       (Loss)        Total
                                                         ----------   ---------   ---------    ----------    ---------    ---------
Shares issued at inception for services
  at $.001 per share                                     14,976,000   $   7,200   $      --    $       --    $      --    $   7,200
Reclassification of paid in capital                              --       7,776      (7,776)           --           --           --

Shares issued for cash at $.05 per share                    208,000         208       4,792            --           --        5,000

Shares issued for services at $.05 per share                145,600         146       3,354            --           --        3,500

Shares issued for cash at $.10 per share                    769,600         770      36,230            --           --       37,000

Shares issued for services at $.10 per share                312,000         312      14,688            --           --       15,000

Shares issued in conjunction with a
  recapitalization                                        2,909,219       2,908      43,597            --      (37,500)       9,005

Shares issued for a receivable at $.10 per share            150,000         150      14,850            --           --       15,000

Shares issued for cash at $.50 per share                     20,000          20       9,980            --           --       10,000

Shares issued for cash at $.20 per share                     50,000          50       9,950            --           --       10,000

Shares issued for cash at $.05 per share                    200,000         200       9,800            --           --       10,000

Shares issued for cash at $.075 per share                   200,000         200      14,800            --           --       15,000

Unrealized loss on available for sale securities                 --          --          --            --       (4,688)      (4,688)

Net (loss) for the period ended, December 31, 1999               --          --          --      (140,442)          --     (140,442)
                                                         ----------   ---------   ---------    ----------    ---------    ---------

Balance at December 31, 1999                             19,940,419      19,940     154,265      (140,442)     (42,188)      (8,425)

Shares issued for cash at $.05 per share                    200,000         200       9,800            --           --       10,000

Shares issued for cash at $.10 per share                    520,000         520      51,480            --           --       52,000

Shares issued for services at $.10 per share              1,036,000       1,036     102,564            --           --      103,600

Shares issued in exchange for domain name
  at $.10 per share                                         250,000         250      24,750            --           --       25,000

Change in unrealized net (loss) due to sale
  of securities                                                  --          --          --            --       42,188       42,188

Net (loss) for the year ended, December 31, 2000                 --          --          --      (218,189)          --     (218,189)
                                                         ----------   ---------   ---------    ----------    ---------    ---------

Balance at December 31, 2000                             21,946,419   $  21,946   $ 342,859    $ (358,631)   $      --    $   6,174
                                                         ==========   =========   =========    ==========    =========    =========

          See accompanying notes to consolidated financial statements.

                                   CYCO.NET, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED     PERIOD ENDED
                                                                           DECEMBER 31,   DECEMBER 31,
                                                                               2000           1999
                                                                            ---------      ---------
Cash flows from operating actvities:
Net (loss)                                                                  $(218,189)     $(140,442)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
   Loss on sale of available for sale securities                               25,492             --
   Amortization                                                                 5,208             --
   Depreciation                                                                   207             --
   Write off  of note payable                                                 (10,000)            --
   Common stock issued for services                                           103,600         40,700
   Common stock issued in conjunction with a recapitalization                      --         46,505
   Available for sale securities received as payment for license rights            --        (50,000)
   Isuace of stock in exchange for a subscription receivable                       --        (15,000)
Changes in assets and liabilities:
   (Increase) in receivables                                                  (43,770)       (26,607)
   (Increase) in inventory                                                     (4,719)        (1,057)
   (Increase) decrease in prepaid expenses                                      2,295         (4,200)
   (Increase) in other receivables- related party                             (23,994)            --
   Increase  in accounts payable and accrued expenses                         118,062         45,838
                                                                            ---------      ---------
          Net cash (used in) operating activities                             (45,808)      (104,263)
                                                                            ---------      ---------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                         24,508             --
   Acquisition of property and equipment                                       (3,599)            --
                                                                            ---------      ---------
          Net cash provided by  investing activities                           20,909             --
                                                                            ---------      ---------
Cash flows from financing activities:
   Proceeds from stock issuance                                                62,000         87,000
   Decrease in subscription receivable                                         15,000             --
   Increase  (decrease) in amounts due to related party                       (18,000)        18,000
   Proceeds from notes payable                                                     --         10,000
                                                                            ---------      ---------
          Net cash provided by  financing activities                           59,000        115,000
                                                                            ---------      ---------

          Net increase  in cash                                                34,101         10,737
Cash at beginning of year                                                      10,737             --
                                                                            ---------      ---------

Cash at end of year                                                         $  44,838      $  10,737
                                                                            =========      =========
Supplemental cash flow information:
Cash paid for income taxes                                                  $      --      $      --
                                                                            =========      =========
Cash paid for interest                                                      $      53      $     103
                                                                            =========      =========
Supplemental Disclosure Of Significant
  Non-Cash Financing and Investing Activities
Common stock issued in exchange for acquisition of of domain name           $  25,000      $      --
                                                                            =========      =========
Unrealized loss on available for sale securities                            $      --      $  (4,688)
                                                                            =========      =========

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cyco.Net, Inc. (the "Company") was incorporated on January 25, 1999 in the State of New Mexico. The Company has a network of web-based businesses. The Company's primary line of business is the sale of cigarettes through their website "Cycocigs.com".

The Company was in the development stage from its inception on January 25, 1999 through December 31, 1999. The Company commenced operations on January 1, 2000.

During July 1999 the Company completed reorganization with AVE, Inc. a Nevada corporation, whose net assets aggregated $46,505 on a historical cost basis. In conjunction therewith, AVE, Inc. issued 16,411,200 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 2,909,219 shares of common stock in exchange for the net assets of AVE, Inc.

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

The Company also generates revenue through online advertising. The Company recognizes revenue from this service on a straight line basis over the period the ads are displayed on the website.

CREDIT CARD PROCESSING FEES

Credit card processing fees are recorded at the time of remittance and included in administrative expenses. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

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

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

NET (LOSS) PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

On August 1, 2000 the Company issued 250,000 shares of its' $0.001 par value common stock for the purchase of a domain name. Amortization is computed using the straight-line method over a life of two years. Accumulated amortization of the domain name at December 31, 2000 was $5,208.

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

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

RECLASSIFICATIONS

Certain amounts presented in the previous years financial statements have been reclassified to conform to the current year presentations.

Concentrations

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential and current customers with respect to the tobacco industry, and therefore effect the Company's operations.

MARKETABLE SECURITIES

The Company's marketable securities consisted of common stock holdings and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

NOTE 3. MARKETABLE SECURITIES

In conjunction with the recapitalization described in Note 1 the Company acquired certain marketable securities with a cost of $50,000 and an unrealized loss included in other comprehensive income of $37,500. The Company sold the securities during the year ended December 31, 2000 for $24,508, resulting in a realized loss of $25,492. The Company had no investments in marketable securities at December 31, 2000.

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

During the periods covered by these financial statements the Company issued shares of common stock for cash and non-cash consideration, without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for recission of the cash sales, aggregating 2,167,600 shares of common stock, if such exemptions were found not to apply and this could have a material negative impact on the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company had a receivable with companies owned by an officer of the Company of $23,994.

At December 31, 1999, the Company had an outstanding non-interest bearing loan from an officer $18,000. The loan was repaid during the year ended December 31, 2000.

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                 Reconciling           Tax
                                                     Item             Effect
                                                   --------          --------
Net operating loss carryforward:                   $358,000          $122,000
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

During 1999 the Company granted 600,000 options exercisable at $.10 per share to officers of the Company. These options are exercisable at any time through January 31, 2003. The Company has agreed, to repurchase these 600,000 options for $60,000 upon the receipt of proceeds from a Regulation D, Rule 504 offering.

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

NOTE 8. COMMITMENTS

In August 1999 the Company entered into a line of credit agreement ("the agreement"). Pursuant to the terms of the agreement the Company may issue and sell to an investor up to $890,000 of debentures. The investments in the debentures may be made in reliance upon the provisions of Rule 504 of the Securities Act of 1933 and other exemptions from registration of the Securities Act as may be available. These debentures contain a beneficial conversion feature in that they are convertible at 75% of the trading price of the Company's common stock. The beneficial conversion feature will be recognized at the time the instruments are issued and the value of the feature will be allocated to paid in capital. As of the date of these financial statements no debentures have been issued.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

The Company leases office and warehouse space under an operating lease expiring during April 2002. The lease calls for monthly payments of $1,664. Rental expense for the years ended December 31, 2000 and 1999 were $12,460 and $7,605, respectively.

Minimum annual future rent payments related to the operating lease are as follows:

          Year
          ----
          2001                $19,970
          2002                  6,810
                              -------
                              $26,780
                              =======

NOTE 9. SUBSEQUENT EVENT

During April 2001 the Company authorized the issuance of 4,000,000 shares of their $0.001 par value common stock to three members of their management team.