Form 10QSB
period 2002-03-31
CYCO NET INC
filed 2002-05-15
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended March 31, 2002


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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding as of May 8, 2002 was 26,496,419.

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2002


PART I    FINANCIAL INFORMATION

Consolidated Balance Sheet (unaudited)                                         2

Consolidated Statements of Operations (unaudited)                              3

Consolidated Statements of Cash Flows (unaudited)                              4

Notes to Consolidated Financial Statements (unaudited)                         5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                          5


PART II   OTHER INFORMATION

Legal Proceedings                                                              6

Changes in Securities and Use of Proceeds                                      6

Defaults Upon Senior Securities                                                7

Submission of Matters to a Vote of Security Holders                            7

Other Information                                                              7

Exhibits and Reports on Form 8-K                                               7

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                 March 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $   3,866
  Receivables                                                            15,340
  Inventory                                                              21,421
                                                                      ---------
     Total current assets                                                40,627
                                                                      ---------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,721                                      4,003
                                                                      ---------

OTHER ASSETS
  Deferred offering costs                                                85,183
  Intangible assets - Domain name and website,
    net of accumulated amortization of $32,087                           34,913
  Other receivables - related parties                                    24,706
  Deposit                                                                 1,905
                                                                      ---------
                                                                        146,707
                                                                      ---------

                                                                      $ 191,337
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $ 203,234
  Accounts payable - related party                                        1,000
                                                                      ---------
     Total current liabilities                                          204,234
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value,
     100,000,000 shares authorized,
     26,496,419 issued and outstanding                                   26,496
   Additional paid in capital                                           449,109
   Accumulated (deficit)                                               (488,502)
                                                                      ---------
                                                                        (12,897)
                                                                      ---------

                                                                      $ 191,337
                                                                      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
Revenues, net                                               $  1,056,854      $    933,646
Cost of goods sold
   Product                                                       887,608           808,627
   Shipping                                                       59,543            52,094
   Credit card processing                                         26,468            27,346
   Other                                                             892             1,301
                                                            ------------      ------------
                                                                 974,511           889,368
                                                            ------------      ------------

Gross profit                                                      82,343            44,278

General and administrative expenses                               93,527           129,684
                                                            ------------      ------------

(Loss) from operations                                           (11,184)          (85,406)
                                                            ------------      ------------

Other income (expense)
Interest expense                                                    (198)               (6)
                                                            ------------      ------------

Net (loss)                                                  $    (11,382)     $    (85,412)
                                                            ============      ============

Per share information:
Net (loss) per common share (basic and diluted)             $      (0.00)     $      (0.00)
                                                            ============      ============

Weighted average shares outstanding (basic and diluted)       26,496,419        23,368,641
                                                            ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CYCO.NET, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    2002          2001
                                                                  --------      --------
Cash flows from operating actvities:
Net cash provided by (used in) operating activities               $  6,647      $(12,086)
                                                                  --------      --------

Cash flows from investing activities:
   Acquisition of intangible assets                                 (8,000)       (6,000)
   Acquisition of property and equipment                                --        (1,046)
                                                                  --------      --------
          Net cash (used in) investing activities                   (8,000)       (7,046)
                                                                  --------      --------

Cash flows from financing activities                                    --            --
                                                                  --------      --------

          Net increase (decrease) in cash                           (1,353)      (19,132)
Beginning cash balance                                               5,219        44,838
                                                                  --------      --------

Ending cash balance                                               $  3,866      $ 25,706
                                                                  ========      ========

Supplemental Disclosure Of Significant Non-Cash Financing and
  Investing Activities
Common stock issued in exchange for website enhancements          $     --      $ 10,000
                                                                  ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2) RECLASSIFICATIONS

Certain amounts from the three months ended March 31, 2001 financial statements have been reclassified to conform to current periods presentation.

(3) EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

(4) INVENTORY

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Revenues for the three months ended March 31, 2002 were $1,056,854 as compared to $933,646 in the same period last year. The increase of approximately 13% is due primarily to word-of-mouth advertising as the Company has spent very little on other forms of advertising.

Cost of goods sold were $974,511 or 92.2% of revenues for the three months ended March 31, 2002, as compared to $889,368 or 95.3 % of revenues for the three months ended March 31, 2001. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have a higher profit margin and more favorable pricing from our suppliers. Included in the cost of goods sold for the three months ended March 31, 2002, were the cost of products of $887,608, shipping costs of $59,543, credit card processing fees of $26,468 and other miscellaneous costs of $892.

General and administrative expenses for the first quarter ended March 31, 2002 were $93,527 as compared to $129,684 for the same period last year. This decrease of approximately 28% was primarily due to a reduction in non-cash payroll costs from the comparable period in the prior year. During the three months ended March 31, 2002, the major components of general and administrative expenses were approximately $4,263 in advertising, $52,421 in payroll expenses, $14,000 in professional fees, $6,991 in rent, $6,706 in amortization and depreciation and $9,146 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $2,604 in advertising, $102,659 in payroll expenses, $7,815 in professional fees, $5,775 in rent, $5,534 in amortization and depreciation and $5,297 in miscellaneous other expenses.

The Company had a net loss for the three months ended March 31, 2002 of $11,382 compared to a net loss of $85,412 for the same period last year. The decrease in net loss is due primarily to an increase in sales of discounted cigarette brands that have higher profit margins and a reduction in general and administrative expenses.

FINANCIAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2002, cash provided by operations was $6,647 and cash used in investing activities was $8,000. This resulted in a net decrease in cash of $1,353 for the three months ended March 31, 2002. Cash used in operations consisted mainly of a net loss of $11,382 and an increase in inventory of $12,156, which was partially offset by amortization and depreciation expenses of $6,706, a decrease in receivables of $16,657 and an increase in accounts payable and accrued expenses of $6,822. Cash used in investing activities consisted mainly of fees incurred in the development of its Internet websites. As of March 31, 2002, Cyco.net had cash-on-hand of $3,866.

Since January 1, 2001, Cyco.net has been able to meet its cash needs solely through the sales of cigarettes. Cyco.net expects to experience an increase in its product sales that will be sufficient to meet its current operating expenses and without factoring in any spending to enhance growth. However, Cyco.net will need to raise additional capital to finance growth, including locating new facilities to ship product, launching an affiliate program, advertising, enhancing its website and hiring additional employees. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit, Cyco.net does not have any commitments for financing.

Pursuant to the Equity Line of Credit, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon Cyco.net registering the shares of common stock with the Securities and Exchange Commission. Cyco.net filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on September 13, 2001. The Registration Statement is currently pending before the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "expect", "anticipate", "estimate", "believe", "intend", or "project", or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business", as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NO.      DESCRIPTION                                                  LOCATION
---      -----------                                                  --------
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

3.1      Certificate of Amendment to Change name to                   Incorporated by reference to Exhibit 2.7 to
         Ave, Inc. dated 5/7/90                                       the Company's Annual Report on Form 10-KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 16, 2001

3.2      Certificate of Agreement of Merger of DeLuxe                 Incorporated by reference to Exhibit 2.8 to
         Onyx Company dated January 23, 1987                          the Company's Annual Report on Form 10-KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 16, 2001

3.3      Certificate and Agreement of Merger of DeLuxe                Incorporated by reference to Exhibit 2.9 to
         dated 1/23/87                                                the Company's Annual Report on Form 10-KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 16, 2001

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

EXHIBIT
NO.      DESCRIPTION                                                  LOCATION
---      -----------                                                  --------
3.6      Articles in Incorporation of Cyco.net, Inc. the              Incorporated by reference to Exhibit 21.1 to
         Wholly Owned Subsidiary Cyco.net, Inc.                       the Company's Annual Report on Form 10-KSB as
         (formerly Ave, Inc.)                                         filed with the Securities and Exchange
                                                                      Commission on April 16, 2001

3.7      Certificate of Amendment to Articles of Cyco.net,            Incorporated by reference to Exhibit 21.2 to
         Inc. to change name from Ave, Inc. to Cyco.net, Inc.         the Company's Annual Report on Form 10-KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 16, 2001

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

3.11     Certificate of Amendment to Articles of Incorporation        Incorporated by reference to Exhibit 3.11 to
         of Cyco.net, Inc. filed with Nevada Secretary of State       Cyco.net's Registration Statement on Form
         on August 9, 2001                                            SB-2 filed with the Securities and Exchange
                                                                      Commission on September 13, 2001

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

10.3     Promissory note from Cyco.net, Inc. to Francisco             Incorporated by reference to Exhibit 99 to
         Urrea, Jr.                                                   the Company's Annual Report on Form 10-KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 16, 2001

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

EXHIBIT
NO.      DESCRIPTION                                                  LOCATION
---      -----------                                                  --------

10.7     Equity Line of Credit Agreement dated as of August 2001      Incorporated by reference to Exhibit 10.7 to
         between Cyco.net and Cornell Capital Partners, L.P.          the Company's Annual Report on Form 10-QSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on November 13, 2001

10.8     Warrant dated as of August 2001 given by Cyco.net to         Incorporated by reference to Exhibit 10.8 to
         Cornell Capital Partners, L.P.                               the Company's Annual Report on Form 10-QSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on November 13, 2001

10.9     Registration Rights Agreement dated August 2001 between      Incorporated by reference to Exhibit 10.9 to
         Cyco.net and Cornell Capital Partners, L.P.                  the Company's Annual Report on Form 10-QSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on November 13, 2001

10.10    Escrow Agreement dated as of August 2001 among Cyco.net,     Incorporated by reference to Exhibit 10.10 to
         Cornell Capital Partners, L.P., Butler Gonzalez LLP and      the Company's Annual Report on Form 10-QSB as
         First Union National Bank                                    filed with the Securities and Exchange
                                                                      Commission on November 13, 2001

b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.


By:  /s/ Richard A. Urrea               May 13, 2002
     --------------------------
     Richard A. Urrea
     President


By:  /s/ Daniel  Urrea                  May 13, 2002
     --------------------------
     Daniel Urrea
     Chief Financial Officer
     (Principal Accounting Officer)