Form 10KSB/A
period 2001-12-31
CYCO NET INC
filed 2002-07-12
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 2 TO THE FORM 10-KSB

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

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the years ended December 31, 2001 and 2000, we had net losses of $158,488 and $218,189, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Revenues for the year ended December 31, 2001 were $4,213,321 compared to $2,496,018 for the comparable period in the prior year. Cyco.net's revenues for the current year are attributable to an increase in the sale of cigarettes on the Internet in the current period. Cyco.net believes that this increase is primarily the result of two factors, the first is an increase in the number of customers visiting its websites and the second is an increase in the number of purchases by customers visiting its websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general and Cyco.net in particular, and reputation for competitive pricing and on-time delivery.

         Cost of goods sold was $3,936,327, or 93.4% of revenues for the year ended December 31, 2001 compared to $2,380,213, or 95.4% of revenues, for the same period last year. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have higher profit margins. Included in the cost of goods sold for the year ended December 31, 2001, was the cost of the product of $3,572,456, the shipping costs of $234,167, the credit card processing fees of $125,105 and other miscellaneous costs of $4,599. Cost of goods sold for the prior year included, the cost of the product of $2,184,829, the shipping costs of $119,897, the credit card processing fees of $62,737 and other miscellaneous costs of $12,750. Overall, costs of goods sold increased $1,556,114 due primarily to the cost of purchasing cigarettes to meet additional demand. The increase of
$114,270 in shipping costs was primarily attributable to more shipments of cigarettes in the current period, resulting in increased revenues and correspondingly increased shipping costs. The increase of $62,368 in credit card processing fees was primarily attributable to increased sales. Cyco.net pays credit card companies (i.e., Visa, MasterCard, American Express) a percentage of each transaction paid for with a credit card. Accordingly, Cyco.net's increased revenues resulted in increased credit card processing fees in the current period. Miscellaneous expenses decreased by $8,151 due primarily to reduced product handling charges.

         General and administrative expenses for the year ended December 31, 2001 were $435,329 (including $40,000 for the revaluation of stock issued for services accounted for as a correction of an error) or 10.3% of revenues, compared to $308,449, or 12.4% of revenues, for the same period last year. During the year ended December 31, 2001, the major components of general and administrative expenses consisted of approximately $19,068 in advertising, $298,445 in payroll (including $120,000 in non-cash stock compensation), $36,794 in professional fees (including $30,800 in non-cash stock compensation), $25,018 in rent, $21,686 in amortization and depreciation and $34,318 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $7,488 in advertising, $109,425 in payroll, $133,769 in professional fees (including $100,000 in non-cash stock fees), $12,894 in rent, $5,415 in amortization and depreciation and $39,458 in miscellaneous other expenses. The increase of $11,580 in advertising expenses was attributable to Internet advertising, primarily in connection with listing Cyco.net on Internet search engines. The increase in payroll expenses of $149,020 is due primarily to non-cash stock compensation of $90,000, with the balance of $30,000 due to additional staff hired in the current period. The non-cash stock compensation consisted of the issuance of 4,000,000 shares of common stock, valued at $90,000. The decrease of $96,975 in professional fees is primarily the result of legal fees incurred in the preparation and filing of Cyco.net's public filings, including Form 10-KSB and Form 10-QSB. The increase of $12,124 in rent expense is due primarily to Cyco.net's move to a new physical location and the increase in lease payments. The increase of $16,271 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business operations. The decrease of $5,140 in miscellaneous expenses is primarily due to the discontinuation of public relations services used by Cyco.net in the year ended December 31, 2000. Cyco.net discontinued the public relations services to conserve cash. At this time, Cyco.net believes that its resources are better utilized in advertising.

         Cyco.net had a net loss for the year ended December 31, 2001 of $158,488 compared to a net loss of $218,189 for the same period last year. This improvement is due primarily to increased revenues in the current year compared to the prior year. In addition, during the prior year, Cyco.net realized a loss of $25,492 from the sale of securities it had acquired for a cost of $50,000.

FINANCIAL RESOURCES AND LIQUIDITY

      For the year ended December 31, 2001, cash used in operations was $2,781, cash used in investing activities was $36,126, and cash used in financing activities was $712. This resulted in a net decrease in cash of $39,619 in the year ended December 31, 2001. Cash used in operations consisted mainly of a net loss of $158,488 and an increase in deferred offering costs, which was partially offset by amortization and depreciation expenses of $21,687, common stock issued for services of $150,800, a decrease in receivables of $38,381 and a increase in accounts payable and accrued expenses of $28,908. Cash used in investing activities consisted mainly of fees incurred in the development of its Internet websites. As of December 31, 2001, Cyco.net had cash-on-hand of $5,219.

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

CRITICAL ACCOUNTING POLICIES

         The following summary of Cyco.net's critical accounting policies is taken from Cyco.net's financial statements for the year ended December 31, 2001. Cyco.net used these policies in preparing its financial statements for the year ended December 31, 2001.

         ORGANIZATION. Cyco.Net, Inc. was incorporated on January 25, 1999 in the State of New Mexico. Cyco.net's primary line of business is the sale of cigarettes through three websites to customers in the United States of America.

         PRINCIPLES OF  CONSOLIDATION.  The  consolidated  financial  statements
include  the  accounts  of  Cyco.net  and  its  wholly  owned  subsidiary.   All
significant intercompany accounts and transactions have been eliminated.

         REVENUE RECOGNITION. Cyco.net's sole source of revenue is the sale of cigarettes through their primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). Cyco.net records revenue from cigarette sales when product is shipped. Outbound shipping charges to customers are included in net sales and amounted to $268,494 and $134,933 during December 31, 2001 and 2000, respectively.

         CREDIT CARD COSTS. Cyco.net receives payment for their product via credit cards. Credit card costs are expensed in the period incurred. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

         INVENTORY. Inventory, consisting of products available for sale, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

         ADVERTISING. Cyco.net expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $19,068 in 2001 and $7,498 in 2000.

         CASH AND CASH EQUIVALENTS. For purposes of balance sheet classification and the statements of cash flows, Cyco.net considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

         PROPERTY AND EQUIPMENT. Property and equipment is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years.

         IMPAIRMENT OF LONG-LIVED ASSETS. The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2001 there were no such impairments.

         NET (LOSS) PER COMMON SHARE. Cyco.net follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

         INTANGIBLES. Product and website development costs incurred in developing Cyco.net's website are accounted for in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs to Develop or Obtain Software for Internal Use". Product and website development costs include amounts incurred by Cyco.net to develop, enhance, manage, monitor and operate Cyco.net's website. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll- related costs for employees who devote time directly related to the internal-use computer software project, and interest costs incurred while developing internal-use computer software are capitalized. Product development costs, preliminary project and past implementation product costs are expensed as incurred. Internal costs for upgrades and enhancements that result in probable additional functionality are capitalized. These capitalized costs are amortized over a two year period.

         On August 1, 2000 Cyco.net issued 250,000 shares of its' $0.001 par value common stock for the purchase of a domain name. During the year ended December 31, 2001 Cyco.net capitalized $34,000 of costs related to development of their website. Accumulated amortization of these intangible assets at December 31, 2001 and 2000 was $25,712 and $5,208, respectively.

         STOCK-BASED COMPENSATION. Cyco.net accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Cyco.net has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

         Cyco.net has issued its common stock as compensation to non-employees. Cyco.net measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

         MARKETABLE SECURITIES. Cyco.net's marketable securities consist of common stock holdings and are classified as available-for-sale and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

         Marketable securities, which have no readily determinable fair value, are carried at the lower of cost or market.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         SEGMENT INFORMATION. Cyco.net follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. Cyco.net currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

         RECLASSIFICATIONS. Certain amounts presented in the previous years financial statements have been reclassified to conform to the current year presentation.

         CONCENTRATIONS. There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential and current customers with respect to the tobacco industry, and therefore effect Cyco.net's operations.

         Cigarettes are generally subject to substantial federal, state and local excise taxes in the United States. However, Cyco.net believes there is uncertainty over the applicability of these taxes to on-line sales of cigarettes. Cyco.net does not collect or remit excise taxes (or other taxes) on its sales due to this uncertainty. If Cyco.net were required to collect and remit such taxes, then the prices of its cigarettes would increase. This could harm sales because its customers are price sensitive. Accordingly, sales would be adversely affected by increases to the price of its cigarettes.

         Cyco.net does not collect or remit state sales or other taxes on the sale of cigarettes. Cyco.net does not believe that it has sufficient business contacts in one or more states to require it to collect and remit state sales or other taxes. If Cyco.net were required to collect sales taxes, then Cyco.net would need to update its computer systems to calculate the appropriate sales tax for each customer order and to remit such taxes to the appropriate governmental agencies. Moreover, in recent years, state governments have aggressively attempted to collect sales taxes from out-of-state companies. These actions are expensive to defend, regardless of the final outcome. To date, Cyco.net has not been subject to any such actions.

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

                                 CYCO.NET, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001
---------------------------------------------------------

Report of Independent Auditors                                               F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)         F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                              F-7-F-13

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


As discussed in Note 10, the Company has restated the financial statements for the year ended December 31, 2001 to correct an error in recording the value of common shares issued for services


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark, Winter, Schenkein & Co, LLP

/s/ Stark, Winter, Schenkein & Co., LLP

Denver, Colorado

February 13, 2002, except for Note 10 as to which the date is June 18, 2002

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2001
                                   (RESTATED)


CURRENT ASSETS                                             ASSETS

 Cash                                                   $    5,219
 Receivables                                                31,996
 Inventory                                                   9,264
                                                        -----------
     Total current assets                                   46,479
                                                        -----------
PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $1,390                          4,335
                                                        -----------

OTHER ASSETS
 Deferred offering costs                                    80,581
 Intangible assets - Domain name and website,
  net of accumulated amortization of $25,712                33,288
 Other receivables - related parties                        24,706
  Deposit                                                    1,905
                                                        -----------
                                                           140,480
                                                        -----------

                                                        $  191,294
                                                        ===========

                                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                  $  191,808
 Accounts payable - related party                            1,000
                                                        -----------
                                                           192,808
                                                        -----------


STOCKHOLDERS' (DEFICIT)
 Common Stock, $0.001 par value,
  100,000,000 shares authorized,
  26,496,419 issued and outstanding                         26,496
 Additional paid in capital                                489,109
 Accumulated (deficit)                                    (517,119)
                                                        -----------
                                                            (1,514)
                                                        -----------
                                                        $  191,294
                                                        ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                                 CYCO.NET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year ended December 31,
                                                 -------------------------------
                                                     2001             2000
                                                     ----             ----
                                                   (RESTATED)

Revenues                                        $    4,213,321  $     2,496,018
Cost of goods sold
  Product                                            3,572,456        2,184,829
  Shipping                                             234,167          119,897
  Credit card processing                               125,105           62,737
  Other                                                  4,599           12,750
                                                ---------------  ---------------
                                                     3,936,327        2,380,213
                                                ---------------  ---------------

Gross profit                                           276,994          115,805

General and administrative expenses                    435,329          308,449
                                                ---------------  ---------------

(Loss) from operations                                (158,335)        (192,644)
                                                --------------- ---------------

Other income (expense)
  Interest expense                                        (153)             (53)
  Loss on sale of savailable for sale securities             -          (25,492)
                                                --------------- ---------------
                                                          (153)         (25,545)
                                                --------------- ---------------

Net (loss)                                      $     (158,488)  $     (218,189)
                                                ===============  ===============

PER SHARE INFORMATION (basic and diluted)

Weighted average shares outstanding                  25,530,392       20,619,849
                                                ===============  ===============

Net (loss) per common share                     $        (0.01)  $        (0.01)
                                                ===============  ===============


          See accompanying notes to consolidated financial statements.

                                                           CYCO.NET, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                             (RESTATED)

                                            Common Stock       Additional                         Other
                                    -------------------------    Paid in      Accumulated     Comprehensive
                                      Shares       Amount        Capital       (Deficit)          (Loss)          Total
                                    -----------   ----------- -------------- --------------- -----------------  ------------
Balance at December 31, 1999         19,940,419     $  19,940    $  154,265    $   (140,442)     $   (42,188)    $  (8,425)

  Shares issued for cash at $.05
  per share                             200,000           200         9,800                -                -        10,000

  Shares issued for cash at $.10
  per share                             520,000           520        51,480                -                -        52,000

  Shares issued for services at
  $.10 per share                      1,036,000         1,036       102,564                -                -       103,600


  Shares issued in exchange for
  domain name at $.10 per share         250,000           250        24,750                -                -        25,000

  Change in unrealized net (loss)
  due to sale of securities                   -             -             -                -           42,188        42,188

  Net (loss) for the year ended,
  December 31, 2000                           -             -             -        (218,189)                -     (218,189)
                                    -----------   ----------- -------------- --------------- -----------------  ------------

Balance at December 31, 2000         21,946,419        21,946       342,859        (358,631)                -         6,174

  Shares issued for services at
  $.03 per share                      4,000,000         4,000       116,000                -                -       120,000

  Shares issued for services at
  $.06 per share                        550,000           550        30,250                -                -        30,800

  Net (loss) for the year ended,
  December 31, 2001                           -             -             -        (158,488)                -     (158,488)
                                    -----------   ----------- -------------- --------------- -----------------  ------------

Balance at December 31, 2001         26,496,419     $  26,496    $  489,109    $   (517,119)         $      -    $  (1,514)
                                    ===========   =========== ============== =============== =================  ============


                               See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
Cash flows from operating activities:                2001               2000
                                                   -------------  -------------

                                                    (RESTATED)

Net (loss)                                         $ (158,488)    $  (218,189)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities
  Loss on sale of available for sale securities             -          25,492
  Amortization                                         20,504           5,208
  Depreciation                                          1,183             207
  Common stock issued for services                    150,800         103,600
Changes in assets and liabilities:
  Decrease (increase)in receivables                    38,381         (43,770)
  (Increase) in inventory                              (3,488)         (4,719)
  (Increase) in deferred offering costs               (80,581)              -
  Decrease in deposit                                       -           2,295
  Increase in accounts payable and accrued
   expenses                                            28,908         108,062
                                                   -------------  -------------
      Net cash (used in) operating activities          (2,781)        (21,814)
                                                   -------------  -------------

Cash flows from investing activities:
  Proceeds from sale of available for sale
   securities                                               -          24,508
  Acquisition of intangible assets                    (34,000)              -
  Acquisition of property and equipment                (2,126)         (3,599)
                                                   -------------  -------------
      Net cash provided by (used in) investing
       activities                                     (36,126)         20,909
                                                   -------------  -------------

Cash flows from financing activities:
     Proceeds from stock issuance                           -          62,000
     (Decrease) in amounts due to related party          (712)        (41,994)
     Payment of subscription receivable                     -          15,000
                                                   -------------  -------------
         Net cash provided by (used in)
          financing activities                           (712)         35,006
                                                   -------------  -------------

         Net increase (decrease) in cash              (39,619)         34,101
Beginning cash balance                                 44,838          10,737
                                                   -------------  -------------

Ending cash balance                                $    5,219     $    44,838
                                                   =============  =============

Supplemental cash flow information:
Cash paid for income taxes                         $        -     $         -
                                                   =============  =============
Cash paid for interest                             $      153     $        53
                                                   =============  =============
Supplemental Disclosure of Significant
 Non-Cash Financing and Investing
     Activities
Common stock issued in exchange for acquisition
  of domain name                                   $        -     $    25,000
                                                   =============  =============

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

REVENUE RECOGNITION

The Company's sole source of revenue is the sale of cigarettes through their primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale are FOB shipping point and the Company records revenue from cigarette sales when product is shipped.

Outbound shipping charges to customers are included in revenues and amounted to $268,494 and $134,933 during 2001 and 2000, respectively.

Commissions related to saleS made through affiliated sites will be recognized upon notification from the affiliate that such revenues have been earned by the Company.

CREDIT CARD COSTS

The Company receives payment for their product via credit cards. Credit card costs are expensed in the period incurred. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

DISCOUNT AND FEES RELATED TO THE EQUITY LINE OF CREDIT

The discount and any related fees on the shares issued pursuant to the equity line of credit described in Note 4 will be treated as though they were commissions and will be deducted from additional paid in capital at the time the shares are issued.

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

PROPERTY AND EQUIPMENT

Property and equipment, consisting of furniture and office equipment, is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2001 there were no such impairments.

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

MARKETABLE SECURITIES

The Company's marketable securities consisted of common stock holdings and were classified as available-for-sale and reported at fair value. Unrealized gains and losses were reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses were charged against income when a decline in fair value was determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2001 and 2000, the Company incurred net (losses) of $158,488 and $218,189, respectively. At December 31, 2001, the Company had a working capital (deficit) of $146,329 and stockholders' (deficit) of $1,514.

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

During the year ended December 31, 2001 the Company issued 4,550,000 shares of common stock to employees and non-employees in exchange for services valued at $150,800. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the years covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the cash sales aggregating 2,167,600 shares of common stock, if such exemptions were found not to apply and this could have a material negative impact on the Company.

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

At December 31, 2001, the Company has recorded receivables with Company officers of $24,706 and a payable to an affiliate aggregating $1,000.

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:


                                                    RECONCILING         TAX
                                                       ITEM            EFFECT
                                                  -------------     ----------

      Capital loss carryforward                        $25,000          $10,000
      Net operating loss carryforward                  490,000          190,000
                                                     ---------        ---------
                                                      $515,000         $200,000

The capital loss carryforward will expire in 2004 and the net operating loss carryforward will expire through 2021.

The deferred tax asset has been fully reserved as of December 31, 2001. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2001 was $78,000.

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

Summarized information relative to the Company's stock option plan are as follows:

                                                                   WEIGHTED
                                                   NUMBER          AVERAGE
                                                 OF SHARES      EXERCISE PRICE
                                             -------------     ----------------

       Outstanding at December 31, 1999            600,000              $0.10
         Granted                                         -                  -
         Exercised                                       -                  -
         Forfeited                                       -
                                             -------------             ------
       Outstanding at December 31, 2000            600,000               0.10
         Granted                                   750,000               0.06
         Exercised                                       -                  -
         Forfeited                                       -
                                             -------------             ------
       Outstanding at December 31, 2001          1,350,000              $0.08
                                             =============             ======

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

                                                         DECEMBER 31,
                                                 2001                   2000

        Pro forma net (loss)                 $(203,488)             $(218,189)
                                             ==========             ==========
        Pro forma (loss) per share -
          Basic and diluted                     $(0.01)                  $0.00
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

NOTE 10.  CORRECTION OF ERROR

During June 2002 the Company determined that the value assigned to 4,000,000 common shares issued for services during 2001 (see Note 5) which had been valued at $.02 per share should have been valued at $.03 per share to correctly reflect the fair market value of the shares on the date it was agreed that the shares would be issued. The accompanying financial statements have been restated to reflect this $40,000 increase in general and administrative expenses. The adjustment increased the net loss for the year ended December 31, 2001 from $(118,488) to $(158,488) or ($.00) per share.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYCO.NET, INC.

Date: July 11, 2002                        By:   /s/ RICHARD URREA
                                                 ------------------------------
                                                 Richard Urrea
                                                 President and Chief Executive
                                                 Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: July 11, 2002                        By:   /s/ RICHARD URREA
                                                 ------------------------------
                                                 Richard Urrea
                                                 President and Chief Executive
                                                 Officer


Date: July 11, 2002                        By:   /s/ DANIEL URREA
                                                 ------------------------------
                                                 Daniel Urrea
                                                 Chief Financial Officer


Date: July 11, 2002                        By:   /s/ FRANCISCO URREA, JR.
                                                 ------------------------------
                                                 Francisco Urrea, Jr.
                                                 Director