Form 10QSB/A
period 2002-03-31
CYCO NET INC
filed 2002-07-17
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                          AMENDMENT A TO THE FORM 10QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For transition period from __________ to __________


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

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2002


PART I FINANCIAL INFORMATION

Consolidated Balance Sheet (unaudited)                                         2

Consolidated Statements of Operations (unaudited)                              3

Consolidated Statements of Cash Flows (unaudited)                              4

Notes to Consolidated Financial Statements (unaudited)                         5

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                        5

PART II OTHER INFORMATION

Legal Proceedings                                                              7

Changes in Securities and Use of Proceeds                                      7

Defaults Upon Senior Securities                                                7

Submission of Matters to a Vote of Security Holders                            7

Other Information                                                              7

Exhibits and Reports on Form 8-K                                               7

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                 March 31, 2002

                                     ASSETS
CURRENT ASSETS
  Cash                                                                $   3,866
  Receivables                                                            15,340
  Inventory                                                              21,421
                                                                      ---------
    Total current assets                                                 40,627
                                                                      ---------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,721                                      4,003
                                                                      ---------
OTHER ASSETS
  Deferred offering costs                                                85,183
  Intangible assets - Domain name and website,
    net of accumulated amortization of $32,087                           34,913
  Other receivables - related parties                                    24,706
   Deposit                                                                1,905
                                                                      ---------
                                                                        146,707
                                                                      ---------
                                                                      $ 191,337
                                                                      =========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $ 203,234
  Accounts payable - related party                                        1,000
                                                                      ---------
    Total current liabilities                                           204,234
                                                                      ---------
STOCKHOLDERS' (DEFICIT)
  Common Stock, $0.001 par value,
    100,000,000 shares authorized,
    26,496,419 issued and outstanding                                    26,496
  Additional paid in capital                                            489,109
  Accumulated (deficit)                                                (528,502)
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

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
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

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     --------------------
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

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Revenues for the three months ended March 31, 2002 were $1,056,854 as compared to $933,646 in the same period last year. Cyco.net's revenues are derived from the sale of cigarettes on the Internet. The increase in revenue in the current period, is primarily the result of two factors the first is an increase in the number of customers visiting its websites and the second is an increase in the number of purchases by the customers visiting its websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general and Cyco.net in particular, and reputation for competitive pricing and on-time delivery.

Cost of goods sold were $974,511 or 92.2% of revenues for the three months ended March 31, 2002, as compared to $889,368 or 95.3 % of revenues for the three months ended March 31, 2001. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have a higher profit margin and more favorable pricing from our suppliers. Included in the cost of goods sold for the three months ended March 31, 2002, were the cost of products of $887,608, shipping costs of $59,543, credit card processing fees of $26,468 and other miscellaneous costs of $892. Included in the cost of goods sold for the three months ended March 31, 2001, were the cost of products of $808,627, shipping costs of $52,094, credit card processing fees of $27,346 and other miscellaneous costs of $1,301. The increase of $7,449 in shipping costs was primarily attributable to more shipments of cigarettes in the current period, resulting in increased revenues and correspondingly increased shipping costs.

Credit card processing fees increased by $6,622 due to a higher volume of revenues. The increase was offset by a one-time refund of $7,500 from a card processor for the loss of business Cyco.net suffered for incorrect credit card processing. This resulted in a decrease in credit card processing fees of $878.

General and administrative expenses for the first quarter ended March 31, 2002 were $93,527 as compared to $129,684 for the same period last year. This decrease of approximately 28% was primarily due to a reduction in non-cash payroll costs from the comparable period in the prior year. In the first quarter of the prior year, Cyco.net issued 4,000,000 shares of common stock to employees, resulting in non-cash payroll costs of approximately $120,000. Cyco.net did not incur these non-cash payroll costs in the quarter ended March 31, 2002. The net decline of $90,000 in payroll costs was principally the result of the non-cash issuance of 4,000,000 shares of common stock. This was partially offset by $30,000 in additional payroll costs, including two additional staff members and the addition of health insurance for all employees. During the three months ended March 31, 2002, the major components of general and administrative expenses were approximately $4,263 in advertising, $52,421 in payroll expenses, $14,000 in professional fees, $6,991 in rent, $6,706 in amortization and depreciation and $9,146 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $2,604 in advertising, $102,659 in payroll expenses, $7,815 in professional fees, $5,775 in rent, $5,534 in amortization and depreciation and $5,297 in miscellaneous other expenses. The increase of $1,659 in advertising expenses was attributable to Internet advertising, primarily in connection with listing Cyco.net on Internet search engines. The decrease in payroll expenses of $90,000 is discussed above. The increase of $6,185 in professional fees is primarily the result of increased legal and accounting expenses caused by the filing of Cyco.net's periodic public reports, including the Form 10QSB. The increase of $1,216 in rent expense is due to a scheduled increase in rent. The increase of $1,172 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business. The increase of $3,849 in miscellaneous expenses is primarily due to increased telephone, Internet service, utility and travel costs.

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

2.2                 Letter of Intent between Ave and Cyco.net dated      Incorporated by reference to Exhibit 2.2 to the Company's
                    July 9, 1999                                         Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

4.1                 Stock Specimen                                       Incorporated by reference to Exhibit 2.4 to the Company's
                                                                         Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

3.1                 Certificate of Amendment to Change name to Ave, Inc. Incorporated by reference to Exhibit 2.7 to the Company's
                    dated 5/7/90                                         Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

3.2                 Certificate of Agreement of Merger of DeLuxe Onyx    Incorporated by reference to Exhibit 2.8 to the Company's
                    Company dated January 23, 1987                       Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

3.3                 Certificate and Agreement of Merger of DeLuxe dated  Incorporated by reference to Exhibit 2.9 to the Company's
                    1/23/87                                              Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

3.4                 Certificate Amending Certificate of Incorporation    Incorporated by reference to Exhibit 2.10 to the Company's
                    dated January 23, 1987                               Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

3.5                 Ave, Inc. By Laws                                    Incorporated by reference to Exhibit 3.0 to the Company's
                                                                         Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

3.6                 Articles in Incorporation of Cyco.net, Inc. the      Incorporated by reference to Exhibit 21.1 to the Company's
                    Wholly Owned Subsidiary Cyco.net, Inc.               Annual Report on Form 10-KSB as filed with the Securities
                    (formerly Ave, Inc.)                                 and Exchange Commission on April 16, 2001

3.7                 Certificate of Amendment to Articles of              Incorporated by reference to Exhibit 21.2 to the Company's
                    Cyco.net, Inc. to change name from Ave, Inc.         Annual Report on Form 10-KSB as filed with the Securities
                    to Cyco.net, Inc.                                    and Exchange Commission on April 16, 2001

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

3.10                Articles of Amendment and Restatement to Articles    Incorporated by reference to Exhibit 3.10 to Cyco.net's
                    of Incorporation of AVE, Inc.                        Registration Statement on Form SB-2 filed with the
                                                                         Securities and Exchange Commission on September 13, 2001

3.11                Certificate of Amendment to Articles of              Incorporated by reference to Exhibit 3.11 to Cyco.net's
                    Incorporation of Cyco.net, Inc. filed with           Registration Statement on Form SB-2 filed with the
                    Nevada Secretary of State on August 9, 2001          Securities and Exchange Commission on September 13, 2001

EXHIBIT NO.           DESCRIPTION                                        LOCATION
-----------           -----------                                        --------
10.1                Line of Credit Agreement dated August 9, 1999        Incorporated by reference to Exhibit 10.0 to the Company's
                                                                         Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

10.2                Amendment to Line of Credit Agreement dated          Incorporated by reference to Exhibit 10.1 to the Company's
                    August 9, 1999                                       Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

10.3                Promissory note from Cyco.net, Inc. to Francisco     Incorporated by reference to Exhibit 99 to the Company's
                    Urrea, Jr.                                           Annual Report on Form 10-KSB as filed with the Securities
                                                                         and Exchange Commission on April 16, 2001

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

10.7                Equity Line of Credit Agreement dated as of          Incorporated by reference to Exhibit 10.7 to the Company's
                    August 2001 between Cyco.net and Cornell             Annual Report on Form 10-QSB as filed with the Securities
                    Capital Partners, L.P.                               and Exchange Commission on November 13, 2001

10.8                Warrant dated as of August 2001 given by Cyco.net    Incorporated by reference to Exhibit 10.8 to the Company's
                    to Cornell Capital Partners, L.P.                    Annual Report on Form 10-QSB as filed with the Securities
                                                                         and Exchange Commission on November 13, 2001

10.9                Registration Rights Agreement dated August 2001      Incorporated by reference to Exhibit 10.9 to the Company's between Cyco.net and Cornell Capital Partners, L.P.  Annual Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 13, 2001

10.10               Escrow Agreement dated as of August 2001 among       Incorporated by reference to Exhibit 10.10 to the Company's
                    Cyco.net, Cornell Capital Partners, L.P., Butler     Annual Report on Form 10-QSB as filed with the Securities
                    Gonzalez LLP and First Union National Bank           and Exchange Commission on November 13, 2001

     (b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.


By: /s/ Richard A. Urrea                                           July 16, 2002
    ------------------------------------
    Richard A. Urrea
    President


By: /s/ Daniel Urrea                                               July 16, 2002
    ------------------------------------
    Daniel Urrea
    Chief Financial Officer
    (Principal Accounting Officer)