Form 10QSB
period 2002-06-30
CYCO NET INC
filed 2002-08-14
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For transition period from _________ to _________


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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding as of August 8, 2002 was 31,496,419.

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                                  June 30, 2002

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

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                  June 30, 2002

                                     ASSETS
CURRENT ASSETS
  Receivables                                                         $  22,014
  Inventory                                                              12,071
                                                                      ---------
    Total current assets                                                 34,085
                                                                      ---------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $2,151                                      6,903
                                                                      ---------
OTHER ASSETS
  Deferred offering costs                                               100,549
  Intangible assets - Domain name and website,
    net of accumulated amortization of $40,212                           32,788
  Other receivables - related parties                                    24,706
    Deposit                                                               1,905
                                                                      ---------
                                                                        159,948
                                                                      ---------
                                                                      $ 200,936
                                                                      =========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                      $  25,000
  Accounts payable and accrued expenses                                 185,725
  Accounts payable - related party                                        1,000
                                                                      ---------
    Total current liabilities                                           211,725
                                                                      ---------
STOCKHOLDERS' (DEFICIT)
  Common Stock, $0.001 par value, 100,000,000 shares
    authorized, 26,496,419 shares issued and outstanding                 26,496
  Additional paid in capital                                            489,109
  Accumulated (deficit)                                                (526,394)
                                                                      ---------
                                                                        (10,789)
                                                                      ---------

                                                                      $ 200,936
                                                                      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Three Months Ended June 30,      Six Months Ended June 30,
                                      ---------------------------    ----------------------------
                                          2002           2001            2002            2001
                                      ------------   ------------    ------------    ------------
                                                                                      (restated)
Revenues, net                         $  1,198,817   $  1,046,216    $  2,255,671    $  1,979,862
Cost of goods sold
  Product                                  998,290        902,551       1,885,898       1,711,179
  Shipping                                  66,614         53,920         126,157         105,733
  Credit card processing                    34,907         31,231          61,376          58,559
  Other                                         --            599             892             880
                                      ------------   ------------    ------------    ------------
                                         1,099,811        988,301       2,074,323       1,876,351
                                      ------------   ------------    ------------    ------------

Gross profit                                99,006         57,915         181,348         103,511

General and administrative expenses         96,898         89,823         190,424         260,839
                                      ------------   ------------    ------------    ------------

Income (loss) from operations                2,108        (31,908)         (9,076)       (157,328)
                                      ------------   ------------    ------------    ------------
Other income (expense)
Interest expense                                --            (14)           (198)             (6)
                                      ------------   ------------    ------------    ------------

Net income (loss)                     $      2,108   $    (31,922)   $     (9,274)   $   (157,334)
                                      ============   ============    ============    ============
Per share information:
Net income (loss) per common
  share (basic and diluted)           $       0.00   $      (0.00)   $      (0.00)   $      (0.01)
                                      ============   ============    ============    ============
Weighted average shares
  outstanding (basic and diluted)       26,496,419     25,946,419      26,496,419      25,261,336
                                      ============   ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six months ended
                                                            June 30,
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
                                                                 (restated)
Cash flows from operating actvities:
Net cash provided by (used in) operating activities   $ 12,110    $(20,243)
                                                      --------    --------
Cash flows from investing activities:
  Acquisition of intangible assets                     (14,000)    (12,000)
  Acquisition of property and equipment                 (3,329)     (2,125)
                                                      --------    --------
    Net cash (used in) investing activities            (17,329)    (14,125)
                                                      --------    --------
Cash flows from financing activities:
  Decrease in amounts due to related party                  --      (1,713)
                                                      --------    --------
    Net cash (used in) financing activities                 --      (1,713)
                                                      --------    --------
    Net increase (decrease) in cash                     (5,219)    (36,081)

Beginning cash balance                                   5,219      44,838
                                                      --------    --------
Ending cash balance                                   $     --    $  8,757
                                                      ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB/A.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2) RECLASSIFICATIONS

Certain amounts from the three and six months ended June 30, 2001 financial statements have been reclassified to conform to current periods' presentation.

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

(5) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets an satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional private placement investments. In addition, the Company has begun to operate its website and generate significant revenues from the sale of its products.

(6) RESTATEMENT

The Company has restated its previously reported financial statements for the six months ended June 30, 2002. The financial statements have been restated to properly account for a stock issuance to related parties. The effect of the restatement was to decrease net income for the six months ended June 30, 2001 by $40,000. There was no effect on earnings per share as a result of the restatement.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS
ENDED JUNE 30, 2001

Revenues for the three months ended June 30, 2002 were $1,198,817 as compared to $1,046,216 in the same period last year. Cyco.net's revenues are derived from the sale of cigarettes on the Internet. The increase of $152,601 in revenue in the current period, is primarily the result of two factors. The first is an increase in the number of customers visiting its websites and the second is an increase in the number of purchases by the customers visiting its websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general and Cyco.net in particular, and reputation for competitive pricing and on-time delivery.

Cost of goods sold were $1,099,811 or 91.7% of revenues for the three months ended June 30, 2002, as compared to $988,301 or 94.5 % of revenues for the three months ended June 30, 2001. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have a higher profit margin and more favorable pricing from our suppliers. Included in the cost of goods sold for the three months ended June 30, 2002, were the cost of products of $998,290, shipping costs of $66,614, and credit card processing fees of $34,907. Included in the cost of goods sold for the three months ended June 30, 2001, were the cost of products of $902,551, shipping costs of $53,920, credit card processing fees of $31,231 and other miscellaneous costs of $599.

The increase of $12,694 in shipping costs was primarily attributable to more shipments of cigarettes in the current period, resulting in increased revenues and correspondingly increased shipping costs. Credit card processing fees increased by $3,676 due to a higher volume of revenues. Other miscellaneous costs decreased by $599.

General and administrative expenses for the second quarter ended June 30, 2002 were $96,898 as compared to $89,823 for the same period last year. The increase of $7,075 was due to several factors as discussed below. During the three months ended June 30, 2002, the major components of general and administrative expenses were approximately $4,022 in advertising, $55,894 in payroll expenses, $9,250 in professional fees, $6,213 in rent, $8,555 in amortization and depreciation and $12,964 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $4,512 in advertising, $46,030 in payroll expenses, $17,100 in professional fees, $5,775 in rent, $5,238 in amortization and depreciation and $11,168 in miscellaneous other expenses. The increase in payroll expenses of $9,864 was primarily due to the addition of two staff members and the addition of health insurance for all employees. The decrease of $7,850 in professional fees is primarily the result of decreased legal and accounting expenses. The Company hired an internal accountant which has increased payroll expenses and decreased professional expenses. The increase of $438 in rent expense is due to a scheduled increase in rent. The increase of $3,317 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business. The increase of $1,796 in miscellaneous expenses is primarily due to increased telephone, Internet service, utility and travel costs.

The Company had net income for the three months ended June 30, 2002 of $2,108 compared to a net loss of $31,922 for the same period last year. The improvement of $34,030 from net loss to net income in the current period is due primarily to an increase in sales of discounted cigarette brands that have higher profit margins offset by an increase in general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

Revenues for the six months ended June 30, 2002 were $2,255,671 as compared to $1,979,862 in the same period last year. Cyco.net's revenues are derived from the sale of cigarettes on the Internet. The increase of $275,809 in revenue is primarily the result of two factors. The first is an increase in the number of customers visiting its websites and the second is an increase in the number of purchases by the customers visiting its websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general and Cyco.net in particular, and reputation for competitive pricing and on-time delivery.

Cost of goods sold were $2,073,491or 92.0% of revenues for the six months ended June 30, 2002, as compared to $1,876,351 or 95.0 % of revenues for the six months ended June 30, 2001. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have a higher profit margin and more favorable pricing from our suppliers. Included in the cost of goods sold for the six months ended June 30, 2002, were the cost of products of $1,885,898, shipping costs of $126,157, credit card processing fees of $61,376 and other miscellaneous costs of $892.

Included in the cost of goods sold for the six months ended June 30, 2001, were the cost of products of $1,711,179, shipping costs of $105,733, credit card processing fees of $58,559 and other miscellaneous costs of $880. The increase of $20,454 in shipping costs was primarily attributable to more shipments of cigarettes in the current period, resulting in increased revenues and correspondingly increased shipping costs. Credit card processing fees increased by $10,317 due to a higher volume of revenues. The increase was offset by a one-time refund of $7,500 from a card processor for the loss of business Cyco.net suffered for incorrect credit card processing. This resulted in a net increase in credit card processing fees of $2,817.

General and administrative expenses for the six months ended June 30, 2002 were $190,424 as compared to $260,839 for the same period last year. This decrease of approximately $70,415 was primarily due to a reduction in non-cash payroll costs from the comparable period in the prior year. In the first quarter of the prior year, Cyco.net issued 4,000,000 shares of common stock to employees, resulting in non-cash payroll costs of approximately $120,000. Cyco.net did not incur these non-cash payroll costs in the six months ended June 30, 2002. The net decline of $80,000 in payroll costs was principally the result of the non-cash issuance of 4,000,000 shares of common stock. This was partially offset by $40,000 in additional payroll costs, including two additional staff members and the addition of health insurance for all employees. During the six months ended June 30, 2002, the major components of general and administrative expenses were approximately $8,285 in advertising, $108,314 in payroll expenses, $23,250 in professional fees, $13,204 in rent, $15,261 in amortization and depreciation and $23,772 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $7,116 in advertising, $188,689 in payroll expenses, $24,915 in professional fees, $11,550 in rent, $10,772 in amortization and depreciation and $17,797 in miscellaneous other expenses. The increase of $1,169 in advertising expenses was attributable to Internet advertising, primarily in connection with listing Cyco.net on Internet search engines. The decrease in payroll expenses of $80,375 is discussed above. The decrease of $1,665 in professional fees is primarily the result of decreased legal and accounting expenses.

The increase of $1,961 in rent expense is due to a scheduled increase in rent. The increase of $4,489 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business. The increase of $5,975 in miscellaneous expenses is primarily due to increased telephone, Internet service, utility and travel costs.

The Company had a net loss for the six months ended June 30, 2002 of $9,274 compared to a net loss of $157,334 for the same period last year. The decrease in net loss is due primarily to an increase in sales of discounted cigarette brands that have higher profit margins and a reduction in general and administrative expenses.

FINANCIAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2002, cash provided by operations was $12,110 and cash used in investing activities was $17,329. This resulted in a net decrease in cash of $5,219 for the six months ended June 30, 2002. Cash provided by operations consisted mainly of a net loss of $9,274 and an increase in inventory of $2,806, an increase in deferred offering expenses of $19,969, which was partially offset by amortization and depreciation expenses of $15,261, a decrease in receivables of $9,982, and an increase in accounts payable and accrued expenses of $18,916. Cash used in investing activities consisted mainly of fees incurred in the development of its Internet websites. As of June 30, 2002, Cyco.net had a bank overdraft of $25,000.

Since January 1, 2001, Cyco.net has been able to meet its cash needs solely through the sales of cigarettes. Cyco.net expects to experience an increase in its product sales that will be sufficient to meet its current operating expenses and without factoring in any spending to enhance growth. However, Cyco.net will need to raise additional capital to finance growth, including locating new facilities to ship product, advertising, enhancing its website and hiring additional employees. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit, Cyco.net does not have any commitments for financing.

Pursuant to the Equity Line of Credit, dated August 16, 2001, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon Cyco.net registering the shares of common stock with the Securities and Exchange Commission. Cyco.net filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on September 13, 2001. The Registration Statement became effective on July 19, 2002. To date, Cyco.net has not sold any shares of common stock under the Equity Line of Credit.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 1, 2002, the Company issued a total of 5,000,000 shares of restricted common stock to its executive officers and other employees as bonus compensation as follows: Richard Urrea, 1,000,000 shares, Daniel Urrea, 1,000,000 shares, Brent Wolford, 1,000,000 shares, Lynnette Budagher, 1,000,000 shares and Trey Urrea, 1,000,000 shares. These shares were valued at $0.03 per share on the date of grant for a total of $150,000. This grant will result in a compensation expense of $150,000 in the quarter ended September 30, 2002. These shares were issued in reliance upon section 4 (2) of the securities act of 1933 as the recipients were all officers and employees of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

EXHIBIT NO.    DESCRIPTION                                       LOCATION
-----------    -----------                                       --------
2.1            Acquisition Agreement between Ave and DMI         Incorporated by reference to Exhibit 2.1 to the Company's
                                                                 Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

EXHIBIT NO.    DESCRIPTION                                       LOCATION
-----------    -----------                                       --------
2.2            Letter of Intent between Ave and Cyco.net         Incorporated by reference to Exhibit 2.2 to the Company's
               dated July 9, 1999                                Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

4.1            Stock Specimen                                    Incorporated by reference to Exhibit 2.4 to the Company's
                                                                 Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

3.1            Certificate of Amendment to Change name           Incorporated by reference to Exhibit 2.7 to the Company's
               to Ave, Inc. dated 5/7/90                         Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

3.2            Certificate of Agreement of Merger of             Incorporated by reference to Exhibit 2.8 to the Company's
               DeLuxe Onyx Company dated January 23, 1987        Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

3.3            Certificate and Agreement of Merger of            Incorporated by reference to Exhibit 2.9 to the Company's
               DeLuxe dated 1/23/87                              Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

3.4            Certificate Amending Certificate of               Incorporated by reference to Exhibit 2.10 to the Company's
               Incorporation dated January 23, 1987              Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

3.5            Ave, Inc. By Laws                                 Incorporated by reference to Exhibit 3.0 to the Company's
                                                                 Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

3.6            Articles in Incorporation of Cyco.net, Inc.       Incorporated by reference to Exhibit 21.1 to the Company's
               the Wholly Owned Subsidiary Cyco.net, Inc.        Annual Report on Form 10-KSB as filed with the Securities
               (formerly Ave, Inc.)                              and Exchange Commission on April 16, 2001

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

EXHIBIT NO.    DESCRIPTION                                       LOCATION
-----------    -----------                                       --------
3.10           Articles of Amendment and Restatement to          Incorporated by reference to Exhibit 3.10 to Cyco.net's
               Articles of Incorporation of AVE, Inc.            Registration Statement on Form SB-2 filed with the
                                                                 Securities and Exchange Commission on September 13, 2001

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

10.3           Promissory note from Cyco.net, Inc. to            Incorporated by reference to Exhibit 99 to the Company's
               Francisco Urrea, Jr.                              Annual Report on Form 10-KSB as filed with the Securities
                                                                 and Exchange Commission on April 16, 2001

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

10.8           Warrant dated as of August 2001 given by          Incorporated by reference to Exhibit 10.8 to the Company's
               Cyco.net to Cornell Capital Partners, L.P.        Annual Report on Form 10-QSB as filed with the Securities
                                                                 and Exchange Commission on November 13, 2001

10.9           Registration Rights Agreement dated August        Incorporated by reference to Exhibit 10.9 to the Company's
               2001 between Cyco.net and Cornell Capital         Annual Report on Form 10-QSB as filed with the Securities
               Partners, L.P.                                    and Exchange Commission on November 13, 2001

EXHIBIT NO.    DESCRIPTION                                       LOCATION
-----------    -----------                                       --------
10.10          Escrow Agreement dated as of August 2001 among    Incorporated by reference to Exhibit 10.10 to the Company's
               Cyco.net, Cornell Capital Partners, L.P.,         Annual Report on Form 10-QSB as filed with the Securities
               Butler Gonzalez LLP and First Union               and Exchange Commission on November 13, 2001
               National Bank

10.11          Letter Agreement dated as of April 20, 2002       Incorporated by reference to Exhibit 10.11 to the Company's
               between Cornell Capital Partners, L.P.,           Registration Statement on Form SB-2 as filed with the
               and Cyco.net.                                     Securities and Exchange Commission on September 13, 2001

     (b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.


By:  /s/ Richard A. Urrea                                         August 9, 2002
     ------------------------------------
     Richard A. Urrea
     President

By:  /s/ Daniel Urrea                                             August 9, 2002
     ------------------------------------
     Daniel Urrea
     Chief Financial Officer
     (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyco.net, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:  /s/ Richard A. Urrea                                         August 9, 2002
     ------------------------------------
     Richard A. Urrea
     President

By:  /s/ Daniel Urrea                                             August 9, 2002
     ------------------------------------
     Daniel Urrea
     Chief Financial Officer
     (Principal Accounting Officer)