Form 10QSB
period 2002-09-30
CYCO NET INC
filed 2002-11-14
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares of Common Stock outstanding as of November 8, 2002 was 31,496,419.

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 2002


PART I FINANCIAL INFORMATION

Consolidated Balance Sheet (unaudited)                                         2

Consolidated Statements of Operations (unaudited)                              3

Consolidated Statements of Cash Flows (unaudited)                              4

Notes to Consolidated Financial Statements (unaudited)                         5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                          7

Controls and Procedures                                                        9

PART II OTHER INFORMATION

Legal Proceedings                                                             10

Changes in Securities and Use of Proceeds                                     10

Defaults Upon Senior Securities                                               11

Submission of Matters to a Vote of Security Holders                           11

Other Information                                                             11

Exhibits and Reports on Form 8-K                                              11

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                         (unaudited) September 30, 2002

                                     ASSETS
CURRENT ASSETS
  Receivables                                                        $   66,220
  Inventory                                                               6,920
                                                                     ----------
     Total current assets                                                73,140
                                                                     ----------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $2,649                                      6,405
                                                                     ----------

OTHER ASSETS
  Deferred offering costs                                               107,689
  Intangible assets - Domain name and website,
    net of accumulated amortization of $46,254                           26,746
  Other receivables - related parties                                    24,706
  Deposit                                                                 1,905
                                                                     ----------
                                                                        161,046
                                                                     ----------

                                                                     $  240,591
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Bank overdraft                                                     $    9,238
  Accounts payable and accrued expenses                                 244,358
  Accounts payable - related party                                        1,000
                                                                     ----------
     Total current liabilities                                          254,596
                                                                     ----------

STOCKHOLDERS' (DEFICIT)
  Common Stock, $0.001 par value,
    100,000,000 shares authorized,
    31,496,419 shares issued and outstanding                             31,496
  Additional paid in capital                                            634,109
  Accumulated (deficit)                                                (679,610)
                                                                     ----------
                                                                        (14,005)
                                                                     ----------

                                                                     $  240,591
                                                                     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended              Nine Months Ended
                                              September 30,                   September 30,
                                      ----------------------------    ----------------------------
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
                                                                                       (restated)
Revenues, net                         $  1,488,510    $  1,111,573    $  3,744,181    $  3,091,435
Cost of goods sold
  Product                                1,217,382         928,699       3,103,280       2,639,878
  Shipping                                 110,962          62,395         237,119         168,128
  Credit card processing                    39,486          33,993         101,754          92,552
  Other                                         --            (880)             --              --
                                      ------------    ------------    ------------    ------------
                                         1,367,830       1,024,207       3,442,153       2,900,558
                                      ------------    ------------    ------------    ------------

Gross profit                               120,680          87,366         302,028         190,877

General and administrative expenses        273,267          86,649         463,691         347,488
                                      ------------    ------------    ------------    ------------

Income (loss) from operations             (152,587)            717        (161,663)       (156,611)
                                      ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                              (629)           (146)           (827)           (152)
                                      ------------    ------------    ------------    ------------

Net income (loss)                     $   (153,216)   $        571    $   (162,490)   $   (156,763)
                                      ============    ============    ============    ============

Per share information:
Net income (loss) per common
  share (basic and diluted)           $      (0.01)   $       0.00    $      (0.01)   $      (0.01)
                                      ============    ============    ============    ============

Weighted average shares
  outstanding (basic and diluted)       29,811,636      26,311,093      27,613,635      25,615,100
                                      ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine months ended
                                                           September 30,
                                                   ------------    ------------
                                                       2002            2001
                                                   ------------    ------------
                                                                    (restated)
Cash flows from operating actvities:
Net cash provided by operating activities          $     12,110    $     30,798
                                                   ------------    ------------

Cash flows from investing activities:
  Acquisition of intangible assets                      (14,000)        (18,000)
  Acquisition of property and equipment                  (3,329)         (2,125)
                                                   ------------    ------------
     Net cash (used in) investing activities            (17,329)        (20,125)
                                                   ------------    ------------

Cash flows from financing activities:
  Decrease in amounts due to related party                   --          (1,713)
                                                   ------------    ------------
     Net cash (used in) financing activities                 --          (1,713)
                                                   ------------    ------------

     Net increase (decrease) in cash                     (5,219)          8,960
Beginning cash balance                                    5,219          44,838
                                                   ------------    ------------

Ending cash balance                                $         --    $     53,798
                                                   ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

(2) RECLASSIFICATIONS

Certain amounts from the three and nine months ended September 30, 2001 financial statements have been reclassified to conform to current periods presentation.

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

(5) STOCKHOLDERS (DEFICIT)

On August 1, 2002, the Company issued 5,000,000 shares of common stock to certain officers and employees as a bonus. These shares were valued at their fair market value of $0.03 per share on the date the Company agreed to issue the shares and the Company charged $150,000 to operations during the three months ended September 30, 2002.

(6) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2002, the Company incurred a net loss of $162,490 and has a working capital deficit of $181,456, and a stockholders' deficit of $14,005 at September 30, 2002.

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

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


(7) RESTATEMENT

The Company has restated its previously reported financial statements for the nine months ended September 30, 2001. The financial statements have been restated to properly account for a stock issuance to related parties. The effect of the restatement was to decrease net income for the nine months ended September 30, 2001 by $40,000. There was no effect on earnings per share as a result of the restatement.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the three months ended September 30, 2002 were $1,488,510 as compared to $1,111,573 in the same period last year. Cyco.net's revenues are derived from the sale of cigarettes on the Internet. The increase of $376,937 in revenue is primarily a result of two factors. The first is an increase in the number of customers visiting its websites and the second is an increase in the number of purchases by the customers visiting its websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general and Cyco.net in particular, and reputation for competitive pricing and on-time delivery. The Company also increased its advertising efforts which we believe had a favorable impact on revenues.

Cost of goods sold were $1,367,830 or 91.9% of revenues for the three months ended September 30, 2002, as compared to $1,024.207 or 92.1 % of revenues for the three months ended September 30, 2001. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in the sales of discount cigarette brands that have a higher profit margin and more favorable pricing from our suppliers. Included in the cost of goods sold for the three months ended September 30, 2002, were the cost of products of $1,217,382, shipping costs of $110,962, and credit card processing fees of $39,486. Included in the cost of goods sold for the three months ended September 30, 2001, were the cost of products of $928,699, shipping costs of $62,395, and credit card processing fees of $33,993. In both periods other miscellaneous costs have been reclassified to shipping costs.

The increase of $48,567 in shipping costs was primarily attributable to two factors: first, more shipments of cigarettes which accounted for approximately $21,158, and secondly, on July 1, the US Postal Service increased their rates which resulted in an increase of approximately $27,409 in shipping costs. Both factors resulted in increased revenues and correspondingly increased shipping costs. Credit card processing fees increased by $5,493 due to higher revenues.

General and administrative expenses for the quarter ended September 30, 2002 were $273,267 as compared to $86,649 for the same period last year. The increase of $186,618 was due primarily to the non-cash issuance of stock valued at $150,000 and website design and maintenance costs of approximately $17,042. On August 1, 2002, the Company issued a total of 5,000,000 shares of restricted common stock to its executive officers and other employees as bonus compensation. These shares were valued at $0.03 per share on the date of grant and resulted in a compensation expense of $150,000 in the quarter ended September 30, 2002.

During the three months ended September 30, 2002, the major components of general and administrative expenses were approximately $13,180 in advertising, $205,615 in payroll expenses, $20,727 in professional fees, $6,357 in rent, $6,539 in amortization and depreciation and $20,849 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $8,098 in advertising, $47,664 in payroll expenses, $3,614 in professional fees, $9,047 in rent, $5,457 in amortization and depreciation and $12,769 in miscellaneous other expenses. The increase of $5,082 in advertising expense was due to increased advertising efforts in the current quarter. The increase in payroll expenses of $157,951 was primarily due to the issuance of stock discussed above, the addition of two staff members and the addition of health insurance for all employees. The increase of $17,113 in professional fees is primarily the result of website design and maintenance costs. The decrease of $2,690 in rent expense was due to a reduction in building security costs assumed by the landlord. The increase of $1,082 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business. The increase of $8,080 in miscellaneous expenses is primarily due to increased telephone, internet service, utility and travel costs.

The Company had a net loss for the three months ended September 30, 2002 of $153,216 compared to net income of $571 for the same period last year. Of the $153,216 net loss, for the three months ended September 30, 2002, $156,539 was due to non-cash items of $150,000 in payroll expense and $6,539 in depreciation and amortization.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the nine months ended September 30, 2002 were $3,744,181 as compared to $3,091,435 in the same period last year. Cyco.net's revenues are derived from the sale of cigarettes on the Internet. The increase of $652,746 in revenue is primarily the result of an increase in the number of customers visiting its website and an increase in the number of purchases by the customers visiting its websites. The Company also increased its advertising efforts which we believe had a favorable impact on revenues.

Cost of goods sold were $3,442,153 or 91.9% of revenues for the nine months ended September 30, 2002, as compared to $2,900,558 or 93.8 % of revenues for the nine months ended September 30, 2001. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in the sales of discount cigarette brands that have a higher profit margin and more favorable pricing from our suppliers. Included in the cost of goods sold for the nine months ended September 30, 2002, were the cost of products of $3,103,280, shipping costs of $237,119 and credit card processing fees of $101,754. Included in the cost of goods sold for the nine months ended September 30, 2001, were the cost of products of $2,639,878, shipping costs of $168,128 and credit card processing fees of $92,552. The increase of $68,991 in shipping costs was primarily attributable to more shipments of cigarettes in the current period, resulting in increased revenues and correspondingly increased shipping costs. Credit card processing fees increased by $16,702 due to a higher volume of revenues. The increase was offset by a one-time refund of $7,500 from a card processor for the loss of business Cyco.net suffered for incorrect credit card processing. This resulted in a net increase in credit card processing fees of $9,202.

General and administrative expenses for the nine months ended September 30, 2002 were $463,691 as compared to $347,488 for the same period last year. This increase of approximately $116,203 was primarily due to an increase in payroll costs of $77,576 and an increase in professional fees of $13,037. In the prior year, Cyco.net issued 4,000,000 shares of restricted common stock to employees, resulting in non-cash payroll costs of approximately $120,000. In the current year, the Company issued a total of 5,000,000 shares of restricted common stock to its executive officers and other employees as bonus compensation resulting in non-cash payroll costs of approximately $150,000. During the nine months ended September 30, 2002, the major components of general and administrative expenses were approximately $21,466 in advertising, $313,930 in payroll expenses, $37,977 in professional fees, $19,561 in rent, $21,801 in amortization and depreciation and $48,956 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $15,214 in advertising, $236,354 in payroll expenses, $24,940 in professional fees, $20,596 in rent, $16,229 in amortization and depreciation and $34,155 in miscellaneous other expenses. The increase of $6,252 in advertising expenses was attributable to Internet advertising, primarily in connection with listing Cyco.net on Internet search engines. The increase in payroll expenses of $77,576 was due to an increase in non-cash compensation, as discussed above, of $30,000 and $47,576 for the addition of two staff members and health insurance for all employees. The increase of $13,037 in professional fees was due primarily to website design and maintenance costs which, prior to the current quarter, the Company had been capitalizing its website design costs. The decrease of $1,035 in rent expense was due to a reduction in building security costs assumed by the landlord. The increase of $5,572 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business. The increase of $14,801 in miscellaneous expenses is primarily due to increased telephone, Internet service, utility and travel costs.

The Company had a net loss for the nine months ended September 30, 2002 of $162,490 compared to a net loss of $156,763 for the same period last year. Although the Company had a net loss of $162,490 for the nine months ended September 30, 2002, $171,801 of the loss was due to non-cash items of $150,000 in payroll expense and $21,801 in depreciation and amortization.

FINANCIAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2002, cash provided by operations was $12,110 and cash used in investing activities was $17,329. This resulted in a net decrease in cash of $5,219 for the nine months ended September 30, 2002. As of September 30, 2002, Cyco.net had a bank overdraft of $9,238.

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

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2002, the Company incurred a net loss of $162,490 and has a working capital deficit of $181,456, and a stockholders' deficit of $14,005 at September 30, 2002.

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

CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.

The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 1, 2002, the Company issued a total of 5,000,000 shares of restricted common stock to its executive officers and other employees as bonus compensation as follows: Richard Urrea, 1,000,000 shares, Daniel Urrea, 1,000,000 shares, Brent Wolford, 1,000,000 shares, Lynnette Budagher, 1,000,000 shares and Trey Urrea, 1,000,000 shares. These shares were valued at $0.03 per share on the date of grant for a total of $150,000. This grant resulted in a compensation expense of $150,000 in the quarter ended September 30, 2002. These shares were issued in reliance upon section 4 (2) of the Securities Act of 1933 as the recipients were all officers and employees of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NO.    DESCRIPTION                        LOCATION
-----------    -----------                        --------

2.1            Acquisition Agreement between      Incorporated by reference to
               Ave and DMI                        Exhibit 2.1 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

2.2            Letter of Intent between Ave       Incorporated by reference to
               and Cyco.net dated July 9, 1999    Exhibit 2.2 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

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

3.1            Certificate of Amendment to        Incorporated by reference to
               Change name to Ave, Inc.           Exhibit 2.7 to the Company's
               dated 5/7/90                       Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

3.2            Certificate of Agreement of        Incorporated by reference to
               Merger of DeLuxe Onyx Company      Exhibit 2.8 to the Company's
               dated January 23, 1987             Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

3.3            Certificate and Agreement of       Incorporated by reference to
               Merger of DeLuxe dated 1/23/87     Exhibit 2.9 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

3.4            Certificate Amending               Incorporated by reference to
               Certificate of Incorporation       Exhibit 2.10 to the Company's
               dated January 23, 1987             Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
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

3.6            Articles in Incorporation of       Incorporated by reference to
               Cyco.net, Inc. the Wholly          Exhibit 21.1 to the Company's
               Owned Subsidiary Cyco.net, Inc.    Annual Report on Form 10-KSB
               (formerly Ave, Inc.)               as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

3.7            Certificate of Amendment to        Incorporated by reference to
               Articles of Cyco.net, Inc. to      Exhibit 21.2 to the Company's
               change name from Ave, Inc. to      Annual Report on Form 10-KSB
               Cyco.net, Inc.                     as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

3.8            Certificate of Amendment of        Incorporated by reference to
               Cyco.net, Inc.                     Exhibit 21.3 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

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

3.10           Articles of Amendment and          Incorporated by reference to
               Restatement to Articles of         Exhibit 3.10 to Cyco.net's
               Incorporation of AVE, Inc.         Registration Statement on Form
                                                  SB-2 filed with the Securities
                                                  and Exchange Commission on
                                                  September 13, 2001

3.11           Certificate of Amendment to        Incorporated by reference to
               Articles of Incorporation of       Exhibit 3.11 to Cyco.net's
               Cyco.net, Inc. filed with          Registration Statement on Form
               Nevada Secretary of State          SB-2 filed with the Securities
               on August 9, 2001                  and Exchange Commission on
                                                  September 13, 2001

10.1           Line of Credit Agreement           Incorporated by reference to
               dated August 9, 1999               Exhibit 10.0 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

10.2           Amendment to Line of Credit        Incorporated by reference to
               Agreement dated August 9, 1999     Exhibit 10.1 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

10.3           Promissory note from Cyco.net,     Incorporated by reference to
               Inc. to Francisco Urrea, Jr.       Exhibit 99 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  April 16, 2001

10.4           May Davis Extension Agreement      Incorporated by reference to
                                                  Exhibit 99 to the Company's
                                                  Quarterly Report on Form
                                                  10-QSB filed with the
                                                  Securities and Exchange 12
                                                  Commission on January 4, 2001

EXHIBIT NO.    DESCRIPTION                        LOCATION
-----------    -----------                        --------

10.5           R. Gene Klawetter Letter of        Incorporated by reference to
               Resignation                        Exhibit 99.2 to the Company's
                                                  8-K filed with the Securities
                                                  and Exchange Commission on
                                                  August 22, 2000

10.6           Lease Agreement                    Incorporated by reference to
                                                  Exhibit 99.3 to the Company's
                                                  8-K filed with the Securities
                                                  and Exchange Commission on
                                                  August 22, 2000

10.7           Equity Line of Credit Agreement    Incorporated by reference to
               dated as of August 2001 between    Exhibit 10.7 to the Company's
               Cyco.net and Cornell Capital       Annual Report on Form 10-QSB
               Partners, L.P.                     as filed with the Securities
                                                  and Exchange Commission on
                                                  November 13, 2001

10.8           Warrant dated as of August 2001    Incorporated by reference to
               given by Cyco.net to Cornell       Exhibit 10.8 to the Company's
               Capital Partners, L.P.             Annual Report on Form 10-QSB
                                                  as filed with the Securities
                                                  and Exchange Commission on
                                                  November 13, 2001

10.9           Registration Rights Agreement      Incorporated by reference to
               dated August 2001 between          Exhibit 10.9 to the Company's
               Cyco.net and Cornell Capital       Annual Report on Form 10-QSB
               Partners, LP.                      as filed with the Securities
                                                  and Exchange Commission on
                                                  November 13, 2001

10.10          Escrow Agreement dated as of       Incorporated by reference to
               August 2001 among Cyco.net,        Exhibit 10.10 to the Company's
               Cornell Capital Partners, L.P.,    Annual Report on Form 10-QSB
               Butler Gonzalez LLP and First      as filed with the Securities
               Union National Bank                and Exchange Commission on
                                                  November 13, 2001

10.11          Letter Agreement dated as of       Incorporated by reference to
               April 20, 2002 between Cornell     Exhibit 10.11 to the Company's
               Capital Partners, L.P., and        Registration Statement on Form
               Cyco.net.                          SB-2 as filed with the
                                                  Securities and Exchange
                                                  Commission on September 13,
                                                  2001

b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.


By: /s/ Richard A. Urrea                     November 13, 2002
    ---------------------------------
    Richard A. Urrea
    President/Chief Executive Officer


By: /s/ Daniel Urrea                         November 13, 2002
    ---------------------------------
    Daniel Urrea
    Chief Financial Officer (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyco.net, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By: /s/ Richard A. Urrea                November 13, 2002
    ------------------------------
    Richard A. Urrea
    Chief Executive Officer


By: /s/ Daniel Urrea                    November 13, 2002
    ------------------------------
    Daniel Urrea
    Chief Financial Officer

                                  CERTIFICATION

I, Richard A. Urrea certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cyco.net, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Richard A. Urrea
    ------------------------------
    Richard A. Urrea
    Chief Executive Officer

                                  CERTIFICATION

I, Daniel Urrea certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cyco.net, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Daniel Urrea
    ------------------------------
    Daniel Urrea
    Chief Financial Officer