Form 10KSB
period 2002-12-31
CYCO NET INC
filed 2003-04-11
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2002

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The registrant's operating revenues for its most recent fiscal year were $5,179,160.

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock on the bulletin board, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $822,022 on March 28, 2003.

     The number of shares of Common Stock outstanding as of March 21, 2003 was 31,496,419.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Cyco.net, Inc. is the successor corporation to AVE, Inc. Cyco.net is an e-commerce business. The main web site is in the form of an "e" zine, similar to a magazine except that it is only available on-line. The web site is
www.cyco.net. It currently has two fully operational ancillary sites, cycocigs.com and aabakismokes.com, which are in the market of selling cigarettes on-line. We have also registered the sites of digidarkroom.com, cyconet.com, and psychocigs.com, which sends viewers to cycocigs.com.

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

     The site accepts Visa, MasterCard, Discover Card, and American Express. With credit card orders, we are paid when the order is shipped. We are generally able to verify a customer's age because credit card holders must be 18 years old. Any credit cards issued to minors must be co-signed by a parent or guardian who receives monthly itemized statements. In questionable cases, we will require photo identification to be supplied by facsimile. In an effort to further prevent minors from purchasing cigarettes, Cyco.net requires the shipment upon receipt be signed for by an adult.

     Customers must agree to the following terms of sale to complete their order:

     * Billing address must be used as shipping address to verify the age of recipient.

     * Billing addresses outside the United States or within the state of New Mexico are prohibited.

     *    Purchaser must be 18 years of age and upon delivery be signed for.

     *    Purchaser agrees not to resell or retail any part of their order.

     *    Limit of 10 cartons per customer per order.

     These terms are listed in several places, as well as on the final checkout page.

     Orders placed Sunday afternoon through Thursday before 11:00 a.m., Mountain Standard Time, are shipped the next business day. Orders received Thursday evening through Sunday morning are shipped on Monday. All orders are shipped by United States Postal Service 2-3 day priority mail and must be signed for.

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

INDUSTRY

     Cyco.net operates in the on-line segment of the cigarette industry. According to Forrester Research, websites will sell $2.2 billion worth of cigarettes this year and they project sales of $5 billion by 2005.

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

GOVERNMENT REGULATION

EXCISE TAXES

     Cigarettes are generally subject to substantial federal, state and local excise taxes in the United States. The Quil ruling by the U.S. Supreme Court states that a state cannot place undue burden on a company that does not have physical operations in that state. Cyco.net believes that there is reasonable uncertainty over the applicability of these taxes on its on-line sales of cigarettes and therefore, does not collect or remit excise taxes (or other taxes) on its sales. If Cyco.net were required to collect and remit such taxes, then the prices of our cigarettes would increase. This could harm our sales because our customers are price sensitive. Accordingly, our sales would be adversely affected by increases to the price of our cigarettes. To date, the City of New York, the State of Washington, the State of California and the State of Oregon have filed civil actions against the Company's subsidiary Cyco.net, Inc., related to on-line cigarette sales to residents.

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

EMPLOYEES

     Cyco.net, Inc. currently has four full-time employees.

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

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

     We have historically lost money. In the years ended December 31, 2002 and 2001, we had net losses of $325,593 and $158,488, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

     We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future expansion. Among other things, external financing may be required to cover our operating costs.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2002 and 2001 financial statements, which states that Cyco.net's ability to continue as a going concern depends upon its ability to secure financing, increase ownership equity and attain profitable operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand and anticipated from our operations.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2002 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

     We had a working capital deficit of $172,466 at December 31, 2002, which means that our current liabilities exceeded our current assets on December 31, 2002 by $172,466. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2002 were not sufficient to satisfy all of our current liabilities on that date.

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

MANY OF OUR COMPETITORS ARE ABLE TO PURCHASE PRODUCTS AT LOWER PRICES DUE TO BUY-DOWN PROMOTIONS, WHICH MEANS THAT THE PRICE WE PAY FOR OUR PRODUCTS MAY BE HIGHER THAN THOSE PAID BY OUR COMPETITORS

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

ITEM 2. DESCRIPTION OF PROPERTY

     Cyco.net operates from leased office space at 4201 G. Yale Boulevard, NE, Albuquerque, NM 87107. Cyco.net had a two year lease, with a basic monthly rental payment of $1,664 until August 2001. A new lease has not been signed to date, however the Company is renting on a month -to-month basis. The basic rent monthly payment is $1,703.

ITEM 3. LEGAL PROCEEDINGS

     On January 28, 2003, the Company's subsidiary Cyco.net, Inc. was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The suite alleges that Cyco.net, Inc. failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages are to be determined at trial.

     On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary Cyco.net, Inc, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation , amounting to no less than $100,000, plus costs and attorneys' fees.

     On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary Cyco.net, Inc. alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the Sate of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit seeks injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs.

     On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary Cyco.net, Inc. alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit seeks to enjoin Cyco.net, Inc. from doing business in Oregon, $25,000 and attorney's fees.

     In all four cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

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

                                                         BID PRICE PER SHARE
                                                        ---------------------
                                                          HIGH          LOW
                                                        -------       -------
     January 3, 2000 - March 31, 2000                   $0.6000       $0.1250

     April 3, 2000 - June 30, 2000                      $0.1800       $0.1000

     July 3, 2000 - September 29, 2000                  $0.1300       $0.1000

     October 2, 2000 - December 29, 2000                $0.1000       $0.1000


     January 2, 2001 - March 30, 2001                   $0.1000       $0.0200

     April 2, 2001 - June 29, 2001                      $0.1200       $0.0200

     July 2, 2001 - September 28, 2001                  $0.1200       $0.0600

     October 1, 2001 - December 31, 2001                $0.1000       $0.0600


     January 2, 2001 - March 29, 2002                   $0.0600       $0.0400

     April 1, 2001 - June 28, 2002                      $0.0500       $0.0300

     July 2, 2001 - September 30, 2002                  $0.1200       $0.0050

     October 1, 2001 - December 31, 2002                $0.0300       $0.0100

     The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of March 21, 2003, Cyco.net believes there were approximately 507 holders of record of our common stock.

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

     *    Locating appropriate facilities in which to ship product.

     * Advertising through print ads, e-newsletters and e-mails to target markets.

     *    Continue funding efforts.

     * Identify other niches in e -commerce to expand and diversify its business to reduce dependence on a single sector of product.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Revenues for the year ended December 31, 2002 were $5,179,160 compared to $4,213,321 for the comparable period in the prior year. The increase in revenues for the current year was attributable to an increase in the sale of cigarettes on the Internet. Cyco.net believes that this increase was primarily the result of two factors, the first was an increase in the number of customers visiting its websites and the second was an increase in the number of purchases by customers visiting its websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general, Cyco.net in particular, and Cyco.net's reputation for competitive pricing and on-time delivery.

     Cost of goods sold was $4,751,956, or 91.8% of revenues for the year ended December 31, 2002 compared to $3,936,327, or 93.4% of revenues, for the same period last year. The decrease in the cost of goods sold, expressed as a percent of revenues, was due to an increase in sales of discount cigarette brands that have higher profit margins. Included in the cost of goods sold for the year ended December 31, 2002, was the cost of the product of $4,259,959, the shipping costs of $346,188 and the credit card processing fees of $145,809. Cost of goods sold for the prior year included, the cost of the product of $3,572,456, the shipping costs of $234,167, the credit card processing fees of $125,105 and other miscellaneous costs of $4,599. Overall, costs of goods sold increased by $815,629. The increase in cost of purchasing cigarettes of $687,503 was to meet additional demand. The increase of $112,021 in shipping costs was primarily attributable to an increase in the cost of shipping the product to customers. The increase of $20,704 in credit card processing fees was primarily attributable to increased sales. Cyco.net pays credit card companies (i.e.,

Visa, MasterCard, American Express) a percentage of each transaction paid for with a credit card. Accordingly, Cyco.net's increased revenues resulted in increased credit card processing fees in the current period. Miscellaneous expenses decreased by $4,599 due primarily to reduced product handling charges.

     General and administrative expenses for the year ended December 31, 2002 were $751,340 compared to $435,329 for the same period last year. The increase of $316,011 is due primarily to the write-off of offering costs of $107,689, the stock compensation of $184,200 and the conversion of amounts due from related parties into compensation of $24,706. During the year ended December 31, 2002, the major components of general and administrative expenses consisted of approximately $30,969 in advertising, $406,479 in payroll (including $150,000 in non-cash stock compensation and the conversion of amounts due from related parties into compensation of $24,706), $50,241 in professional fees, $25,906 in rent, $27,299 in amortization and depreciation, $141,889 in finance costs (including the write-off of offering costs of $107,689 and the change in terms of a warrant of $34,200), $12,991 for website maintenance, $9,783 in travel expense and $45,783 in miscellaneous other expenses. Included in general and administrative expenses during the same period last year were approximately $19,068 in advertising, $298,445 in payroll (including $120,000 in non-cash stock compensation), $36,794 in professional fees (including $30,800 in non-cash stock compensation), $25,018 in rent, $21,687 in amortization and depreciation and $34,318 in miscellaneous other expenses . The increase of $11,901 in advertising expenses was attributable to Internet advertising, primarily in connection with listing Cyco.net on Internet search engines. The increase in payroll expenses of $108,034 is due primarily to an increase in non-cash stock compensation of $30,000, the conversion of amounts due from related parties into compensation of $24,706 with the balance of $53,328 due to additional staff hired and the addition of health insurance benefits for employees in the current period. The non-cash stock compensation consisted of the issuance of 5,000,000 shares of common stock, valued at $150,000 in the current period and the issuance of 4,000,000 shares of common stock, valued at $120,000 in the prior year. The increase of $5,613 in amortization and depreciation is primarily attributable to the purchase of software development and enhancements used in Cyco.net's business operations.

     Cyco.net had a net loss for the year ended December 31, 2002 of $325,593, compared to a net loss of $158,488 for the same period last year.

FINANCIAL RESOURCES AND LIQUIDITY

     For the year ended December 31, 2002, cash provided by operations was $44,854, cash used in investing activities was $17,330, and cash used in financing activities was $27,108. This resulted in a net increase in cash of $416 in the year ended December 31, 2002. Cash provided by operations consisted mainly of a net loss of $325,593 and an increase in inventory of $15,382, which was partially offset by amortization and depreciation expenses of $27,299, common stock issued for compensation of $184,200, conversion of amounts due from related parties into compensation of $24,706, write-off of deferred offering costs of $107,689, a decrease in receivables of $6,705 and a increase in accounts payable and accrued expenses of $35,230. Cash used in investing activities consisted mainly of fees incurred in the development of its Internet websites. Cash used in financing activities consisted of deferred offering costs of $27,108. As of December 31, 2002, Cyco.net had cash-on-hand of $5,635.

     In the years ended December 31, 2001 and 2002, Cyco.net was able to meet its cash needs solely through the sale of cigarettes. Cyco.net expects to experience an increase in its product sales that will be sufficient to meet its current operating expenses. However, Cyco.net will need to raise additional capital to finance growth, including locating new facilities to ship product, launching an affiliate program, advertising, enhancing its website and hiring additional employees. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit. Other than the Equity Line of Credit, Cyco.net does not have any commitments for financing.

     Pursuant to the Equity Line of Credit, Cyco.net may, at its discretion through July 22, 2004, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price.

RECENT SALES OF UNREGISTERED SECURITIES

IN AUGUST 2002, CYCO.NET ISSUED A TOTAL OF 5,000,000 SHARES OF COMMON STOCK VALUED AT $150,000 AS FOLLOWS: 1,000,000 SHARES EACH TO RICHARD URREA, DANIEL URREA, BRENT WOLFORD, LYNNETTE BUDAGHER AND TREY URREA.

     In August 2001, Cyco.net entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. pursuant to which it may issue up to 40,000,000 shares of common stock at an 18% discount to the prevailing marketprice of the common stock. In August 2001, Cyco.net issued 500,000 shares of common stock to Persia Consulting Group for consulting services valued at $28,000 or $0.06 per share. Cyco.net also issued 50,000 shares of common stock to David Gonzalez for consulting services valued at $2,800 or $0.06 per share. Cyco.net issued options to Lynnette Budagher to purchase 750,000 shares of common stock at an exercise price of $0.06 per share.

     In April 2001, Cyco.net issued 3,500,000 shares of common stock valued at $70,000, one-half to Richard Urrea and one-half to Daniel Urrea. Cyco.net also issued 500,000 shares of common stock valued at $10,000 to Brent Wolford as compensation for enhancements made to its website.

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

     During the year ended December 31, 2000, Cyco.net issued 720,000 shares of its $0.001 par value common stock to various investors for cash aggregating
$62,000. These shares were issued as follows: Edward R. Fittipaldi purchased 20,000 shares for $2,000;Patrick L. Kinsella purchased 50,000 shares for $5,000; Aztec Trust purchased 50,000 shares for $5,000; Robert P. Tinnin purchased 100,000 for $10,000; Jerry D. Richardson purchased 50,000 shares for $5,000; Dennis R. Snyder purchased 100,000 for $10,000; John T. Badal purchased 100,000 shares for $10,000; Danny Deaver purchased 200,000 shares for $10,000; and Doug Fenton purchased 50,000 shares for $5,000.

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

     At inception, during January 1999, Cyco.net issued 14,976,000 shares of common stock for services valued at $7,200, which management believes is the fair market value of the services provided. These shares were issued as follows:

     NAME               # OF SHARES            NAME                  # OF SHARES
     ----               -----------            ----                  -----------
Francisco Urrea, Jr.     2,496,000    Nunzio DeSantis Family Trust    2,496,000
Richard Urrea            2,496,000    Brent Wolford                   2,080,000
MAU, LLC                 2,496,000    Trey Urrea                        416,000
Daniel Urrea             2,496,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

     In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

     The following summary of Cyco.net's critical accounting policies taken from Cyco.net's financial statements for the year ended December 31, 2002. Cyco.net used these policies in preparing its financial statements for the year ended December 31, 2002.

     ORGANIZATION. Cyco.Net, Inc. (the "Company") was incorporated on January 25, 1999 in the State of New Mexico. The Company's primary line of business is the sale of cigarettes through three websites to customers in the United States of America.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION. The Company's sole source of revenue is the sale of cigarettes through their primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale are FOB shipping point and the Company records revenue from cigarette sales when the product is shipped.

     Outbound  shipping  charges  to  customers  are  included  in net sales and
amounted  to  $382,642  and  $268,494   during   December  31,  2002  and  2001,
respectively.

     CREDIT CARD COSTS. The Company receives payment for their product via credit cards. Credit card costs are expensed in the period incurred. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

     Discount and fees related to the equity line of credit. The discount and any related fees on the shares issued pursuant to the equity line of credit described in Note 3 will be treated as though they were commissions and will be deducted from additional paid in capital at the time the shares are issued.

     INVENTORY. Inventory, consisting of products available for sale, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     ADVERTISING. The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $30,969 in 2002 and $19,068 in 2001.

     CASH AND CASH EQUIVALENTS. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE. Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

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

     DEFERRED OFFERING COSTS. The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated. During the year ended December 31, 2002 the Company charged an aggregate of $107,689 to operations related to these costs. The Company determined that it was no longer appropriate to capitalize these costs based upon estimates of the amount of money that could be raised through the equity line of credit computed using the Company's stock price and trading volume (see Note 3).

     NET (LOSS) PER COMMON SHARE. The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock
outstanding   during  the  year.   Diluted  earnings  (loss)  per  common  share
calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

     STOCK-BASED COMPENSATION. The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

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

     The Company does not collect or remit state sales or other taxes on the sale of cigarettes. The Company does not believe that it has sufficient business contacts in one or more states to require it to collect and remit state sales or other taxes. If the Company were required to collect sales taxes, then the Company would need to update its computer systems to calculate the appropriate sales tax for each customer order and to remit such taxes to the appropriate governmental agencies. Moreover, in recent years, state governments have aggressively attempted to collect sales taxes from out-of-state companies. These actions are expensive to defend, regardless of the final outcome. The Company is subject to a civil action filed by the City of New York related to this issue (See Note 8).

ITEM 7. FINANCIAL STATEMENTS

     The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Cyco.net's present directors and executive officers are as follows:

          NAME                    AGE                POSITION
          ----                    ---                --------
          Richard Urrea            38      Chief Executive Officer and President
          Daniel Urrea             31      Chief Financial Officer
          Brent Wolford            26      Chief Technical Officer
          Francisco Urrea, Jr.     73      Director

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

FAMILY RELATIONSHIPS

     Richard Urrea, our President and Chief Executive Officer, is the son of Francisco Urrea, Jr., one of our Directors, and the brother of Daniel Urrea, our Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by Cyco.net, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2002, 2001 and 2000 to Cyco.net's three highest paid executive officers. No salaries were paid prior to 1999. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                      ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                           ------------------------------------------    --------------------------------
                                                                                 AWARDS           PAYOUTS
                                                                         ----------------------   -------
                                                            OTHER        RESTRICTED
                                                            ANNUAL          STOCK      OPTIONS/    LTIP      ALL OTHER
NAME AND                            SALARY     BONUS     COMPENSATION     AWARD(S)       SARS     PAYOUTS   COMPENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)           ($)            ($)          (#)       ($)          ($)
------------------         ----     ------     -----     ------------     --------       ----     -------   ------------
Richard Urrea,             2002    $110,750                               $30,000(1)                              --
Chief Executive Officer    2001     $75,600      --           --          $35,000(2)       --         --          --
And President              2000     $70,999      --           --                 --        --         --          --

Daniel Urrea,              2002     $57,822                               $30,000(1)
Chief Financial Officer    2001     $40,000      --           --          $35,000(2)       --         --          --
                           2000     $29,999      --           --                 --        --         --          --

Brent Wolford,             2002     $26,500                               $30,000(1)
Chief Technical Officer    2001     $24,000      --           --          $10,000(2)       --         --          --
                           2000      $9,000      --           --                 --        --         --          --

----------

     (1) These represent 1,000,000 shares of common stock issued to each of Richard Urrea,, Daniel Urrea and Brent Wolford. These shares were valued at $0.03 per share on the date of grant.

     (2) These represent 1,750,000 shares of common stock issued to each of Richard Urrea and Daniel Urrea and 500,000 shares issued to Brent Wolford. These shares were valued at $0.03 per share on the date of grant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

     The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2002.

                                                                                                         NUMBER
                                                                                                      OF SECURITIES
                                                                                                        REMAINING
                                                                                                        AVAILABLE
                                                                     NUMBER                            FOR FUTURE
                                                                 OF SECURITIES       WEIGHTED-          ISSUANCE
                                                                  TO BE ISSUED        AVERAGE         UNDER EQUITY
                                                                 UPON EXERCISE    EXERCISE PRICE   COMPENSATION PLANS
                                                                 OF OUTSTANDING   OF OUTSTANDING       (EXCLUDING
                                                                    OPTIONS,         OPTIONS,          SECURITIES
                                                                  WARRANTS AND     WARRANTS AND         REFLECTED
                                                                     RIGHTS           RIGHTS         IN COLUMN (A))
                                                                 -------------    --------------   ------------------
                                                                      (A)               (B)                (C)
                                                                 -------------    --------------   ------------------
Equity compensation plans not approved by security holders                 0          $   0                    0

Equity compensation plans approved by security holders             1,350,000          $0.08            2,650,000
                                                                   ---------          -----            ---------
TOTAL                                                              1,350,000          $0.08            2,650,000
                                                                   =========          =====            =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities And Principal Holders Thereof

     The following table sets forth, as of December 31, 2002, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                   COMMON STOCK
                                                BENEFICIALLY OWNED
NAME/ADDRESS                              NUMBER               PERCENT(1)
------------                              ------               ----------
Richard Urrea                            4,921,000                15.6%
600 Alcalde SW #4D
Albuquerque, NM 87104

Matthew Urrea                            2,496,000                 7.9%
2213 Matthew NW
Albuquerque, NM 87110

Daniel Urrea                             5,046,000                16.0%
3009 Charleston NE
Albuquerque, NM 87110

Nunzio P De Santis                       2,496,000                 7.9%
600 Central Ave. S. W., 3rd Floor
Albuquerque, NM 87102

Francisco Urrea Jr.                      1,509,000                 4.8%
3009 Charleston NE
Albuquerque, NM 87110

Brent Wolford                            3,580,000                11.4%
2601 Silver Avenue SE #8
Albuquerque, NM 87106

Lynnette Budagher(2)                     1,750,000                 5.6%
4029 Montreal Lp NE
Rio Rancho, NM 87144

All Officers and Directors              15,056,000                47.8%

----------

     (1) Applicable percentage of ownership is based on 31,496,419 shares of common stock outstanding as of December 31, 2002, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Cyco.net.

     (2) Of the 1,750,000 shares of common stock held by Lynnette Budagher, 750,000 shares are stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2002 the Company converted $24,706 due from related parties into compensation for Richard Urrea. The $24,706 due from related parties was the result of amounts paid on behalf of related parties prior to December 31, 2000. As a result, the Company recorded compensation expense of $24,706, which is included in general and administrative expenses.

     During the years ended December 31, 2002 and 2001, the Company paid $26,500 and $24,000, respectively, in consulting fees to Brent Wolford for website development and maintenance.

     In August of 2002, the Company issued 1,000,000 shares of common stock valued at $30,000 to each of the following related parties: Richard Urrea, Daniel Urrea and Brent Wolford.

     At December 31, 2002, the Company has recorded a payable to an affiliate aggregating $1,000.

     In April 2001, Cyco.net issued a total of 4,000,000 shares of common stock, consisting of 1,750,000 shares to Richard Urrea, our Chief Executive Officer and President; 1,750,000 shares to Daniel Urrea, our Chief Financial Officer; and 500,000 shares to Brent Wolford, our Chief Technical Officer. These shares were issued as bonus compensation. On the date of grant, the shares were valued at $0.03 per share or a total of $120,000.

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

             Articles in Incorporation of Cyco.net, Inc. the Wholly    Incorporated by reference to Exhibit 21.1 to
   3.6       Owned Subsidiary Cyco.net, Inc. (formerly Ave, Inc.)      the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

             Certificate of Amendment to Articles of Cyco.net, Inc.    Incorporated by reference to Exhibit 21.2 to
   3.7       to change name from Ave, Inc. to Cyco.net, Inc.           the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

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

EXHIBIT NO.                  DESCRIPTION                                              LOCATION
-----------                  -----------                                              --------
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

     (b) No reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

     (b)  CHANGES IN INTERNAL CONTROLS:

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

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

Notes to Consolidated Financial Statements                              F-6-F-13

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Cyco.Net, Inc.

We have audited the accompanying consolidated balance sheet of Cyco.Net, Inc as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyco.Net, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for each of the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 14, 2003

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS
  Cash                                                                $   5,635
  Receivables                                                            25,292
  Inventory                                                              24,645
                                                                      ---------
     Total current assets                                                55,572
                                                                      ---------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $3,147                                      5,908
                                                                      ---------

OTHER ASSETS
  Intangible assets - Domain name and website,
    net of accumulated amortization of $51,254                           21,746
  Deposit                                                                 1,905
                                                                      ---------
                                                                         23,651
                                                                      ---------

                                                                      $  85,131
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $ 227,038
  Accounts payable - related party                                        1,000
                                                                      ---------
                                                                        228,038
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
  Common Stock, $0.001 par value,
    100,000,000 shares authorized,
    31,496,419 issued and outstanding                                    31,496
  Additional paid in capital                                            668,309
  Accumulated (deficit)                                                (842,712)
                                                                      ---------
                                                                       (142,907)
                                                                      ---------

                                                                      $  85,131
                                                                      =========

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended December 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
Revenues                                                  $  5,179,160    $  4,213,321
                                                          ------------    ------------
Cost of goods sold
   Product                                                   4,259,959       3,572,456
   Shipping                                                    346,188         234,167
   Credit card processing                                      145,809         125,105
   Other                                                            --           4,599
                                                          ------------    ------------
                                                             4,751,956       3,936,327
                                                          ------------    ------------

Gross profit                                                   427,204         276,994

General and administrative expenses                            751,340         435,329
                                                          ------------    ------------

(Loss) from operations                                        (324,136)       (158,335)
                                                          ------------    ------------
Other income (expense)
  Interest expense                                              (1,457)           (153)
                                                          ------------    ------------

Net (loss)                                                $   (325,593)   $   (158,488)
                                                          ============    ============
Per share information:
Net (loss) per common share (basic and diluted)           $      (0.01)   $      (0.01)
                                                          ============    ============

Weighted average shares outstanding (basic and diluted)     28,592,309      25,530,392
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                          Common Stock         Additional
                                                     -----------------------    Paid in    Accumulated
                                                       Shares       Amount      Capital     (Deficit)       Total
                                                     ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2000                         21,946,419   $   21,946   $  342,859   $ (358,631)   $    6,174

Shares issued fo services a $0.03 per share           4,000,000        4,000      116,000           --       120,000

Shares issued for services at $0.06 per share           550,000          550       30,250           --        30,800

  Net (loss) for the year                                    --           --           --     (158,488)     (158,488)
                                                     ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2001                         26,496,419   $   26,496   $  489,109   $ (517,119)   $   (1,514)

Shares issued for services at $0.03 per share         5,000,000        5,000      145,000           --       150,000

Stock compensation related to term
   change on warrant                                         --           --       34,200           --        34,200

  Net (loss) for the year                                    --           --           --     (325,593)     (325,593)
                                                     ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2002                         31,496,419   $   31,496   $  668,309   $ (842,712)   $ (142,907)
                                                     ==========   ==========   ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                            ----------------------
                                                                               2002         2001
                                                                            ---------    ---------
Cash flows from operating actvities:
Net (loss)                                                                  $(325,593)   $(158,488)
Adjustments to reconcile net (loss) to net cash provided by
 operating activities:
   Amortization                                                                25,542       20,504
   Depreciation                                                                 1,757        1,183
   Stock compensation                                                         184,200      150,800
   Write-off of deferred offering costs                                       107,689           --
   Conversion of amounts due from related parties into compensation            24,706           --
Changes in assets and liabilities:
   Decrease in receivables                                                      6,705       38,381
   (Increase) in inventory                                                    (15,382)      (3,488)
   Increase  in accounts payable and accrued expenses                          35,230       28,908
                                                                            ---------    ---------
          Net cash provided by operating activities                            44,854       77,800
                                                                            ---------    ---------
Cash flows from investing activities:
   Acquisition of intangible assets                                           (14,000)     (34,000)
   Acquisition of property and equipment                                       (3,330)      (2,126)
                                                                            ---------    ---------
          Net cash (used in) investing activities                             (17,330)     (36,126)
                                                                            ---------    ---------
Cash flows from financing activities:
  (Increase) in deferred offering costs                                       (27,108)     (80,581)
  (Decrease) in amounts due to related party                                       --         (712)
                                                                            ---------    ---------
          Net cash (used in) financing activities                             (27,108)     (81,293)
                                                                            ---------    ---------

          Net increase (decrease) in cash                                         416      (39,619)
Cash at beginning of year                                                       5,219       44,838
                                                                            ---------    ---------

Cash at end of year                                                         $   5,635    $   5,219
                                                                            =========    =========
Supplemental cash flow information:
  Cash paid for income taxes                                                $      --    $      --
                                                                            =========    =========
  Cash paid for interest                                                    $   1,457    $     153
                                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

REVENUE RECOGNITION

The Company's sole source of revenue is the sale of cigarettes through their primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale are FOB shipping point and the Company records revenue from cigarette sales when the product is shipped.

Outbound shipping charges to customers are included in revenues and amounted to $382,642 and $268,494 during December 31, 2002 and 2001, respectively.

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

DISCOUNT AND FEES RELATED TO THE EQUITY LINE OF CREDIT

The discount and any related fees on the shares issued pursuant to the equity line of credit described in Note 3 will be treated as though they were commissions and will be deducted from additional paid in capital at the time the shares are issued.

INVENTORY

Inventory, consisting of products available for sale, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

ADVERTISING

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $30,969 in 2002 and $19,068 in 2001.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

PROPERTY AND EQUIPMENT

Property and equipment, which consists of furniture and office equipment, is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years.

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

DEFERRED OFFERING COSTS

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated. During the year ended December 31, 2002 the Company charged an aggregate of $107,689 to operations related to these costs. The Company determined that it was no longer appropriate to capitalize these costs based upon estimates of the amount of money that could be raised through the equity line of credit computed using the Company's stock price and trading volume (see Note 3).

NET (LOSS) PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

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

SEGMENT INFORMATION

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

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

The Company does not collect or remit state sales or other taxes on the sale of cigarettes. The Company does not believe that it has sufficient business contacts in one or more states to require it to collect and remit state sales or other taxes. If the Company were required to collect sales taxes, then the Company would need to update its computer systems to calculate the appropriate sales tax for each customer order and to remit such taxes to the appropriate governmental agencies. Moreover, in recent years, state governments have aggressively attempted to collect sales taxes from out-of-state companies. These actions are expensive to defend, regardless of the final outcome. The Company is subject to a civil action filed by the City of New York related to this issue (See Note 8).

RECENT PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2002 and 2001, the Company incurred net (losses) of $325,593 and $158,488, respectively. At December 31, 2002, the Company had a working capital (deficit) of $172,466 and stockholders' (deficit) of $142,907.

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

The Company is pursuing financing for its operations and working towards increasing their gross profit by seeking lower cost suppliers. In addition, the Company is searching for other segments in which to generate revenue.

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

COMMITMENT PERIOD. The Company may request an advance at any time during the commitment period. The commitment period begins on the date the Securities and Exchange Commission first declares the registration statement effective. The commitment period expires on the earliest to occur of (i) the date on which Cornell has made advances totaling $5,000,000 or (ii) July 22, 2004.

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

As of December 31, 2002, the Company had not requested an advance under the Equity Line of Credit.

NOTE 4. STOCKHOLDERS' (DEFICIT)

During the year ended December 31, 2001 the Company issued 4,550,000 shares of common stock to employees and non-employees in exchange for services valued at $150,800. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the year ended December 31, 2001 the Company issued a stock purchase warrant, exercisable for 300,000 shares of common stock, expiring on August 16, 2006 (See Note 7).

During the year ended December 31, 2002 the Company issued 5,000,000 shares of common stock to employees and non-employees in exchange for services valued at $150,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the year ended  December  31, 2002 the Company was required to change the
terms  of  the  above  described  warrant  and,   accordingly,   recorded  stock
compensation of $34,200 (See Note 7).

During prior years the Company has issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the cash sales, aggregating 2,167,600 shares of common stock, if such exemptions were found not to apply and this could have a material negative impact on the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001 the Company paid $26,500 and $24,000, respectively, in consulting fees to related parties for website development and maintenance.

During the year ended December 31, 2002 the Company converted $24,706 due from related parties into compensation. As a result, the Company recorded compensation expense of $24,706, which is included in general and administrative expenses.

At December 31, 2002 the Company has recorded a payable to an affiliate aggregating $1,000.

NOTE 6. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                    RECONCILING      TAX
                                                       ITEM         EFFECT
                                                     --------      --------
     Capital loss carryforward                       $ 25,000      $  8,500
     Net operating loss carryforward                  639,000       217,000
                                                     --------      --------
                                                     $673,000      $225,000
                                                     ========      ========

The capital loss carryforward will expire in 2004 and the net operating loss carryforward will expire through 2022.

The deferred tax asset has been fully reserved as of December 31, 2002. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2002 was $25,500.

NOTE 7. STOCK BASED COMPENSATION

STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 4,000,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the common stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted. All options outstanding at December 31, 2002 have been granted to employees.

Summarized information relative to the Company's stock option plan are as follows:

                                                     NUMBER    WEIGHTED AVERAGE
                                                    OF SHARES   EXERCISE PRICE
                                                    ---------   --------------
     Outstanding at December 31, 2000                 600,000       $0.10
       Granted                                        750,000        0.06
       Exercised                                           --          --
       Forfeited                                           --          --
                                                    ---------       -----
     Outstanding at December 31, 2001               1,350,000        0.08
       Granted                                             --          --
       Exercised                                           --          --
       Forfeited                                           --          --
                                                    ---------       -----
     Outstanding at December 31, 2002               1,350,000       $0.08
                                                    =========       =====

The option for 600,000 shares expires in 2004 and the option for 750,000 shares expires in 2006.

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted during 2001 were estimated at $0.06 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 458%, a risk-free interest rate of 6.0%, and expected lives of 5 years from date of vesting.

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. The Company's pro forma information is as follows:

                                                               DECEMBER 31,
                                                                   2001
                                                               -----------
     Pro forma net (loss)                                      $  (203,488)
                                                               ===========
     Pro forma (loss) per share -
      Basic and diluted                                        $     (0.01)
                                                               ===========

STOCK PURCHASE WARRANT

During the year ended December 31, 2001 the Company issued a stock purchase warrant, exercisable for 300,000 shares of common stock, expiring on August 16, 2006. The exercise price of the warrant is the lower of (i) 120% of the closing price of the Company's stock on August 16, 2001, or (ii) the lowest price at which the Company issues or sells common stock subsequent to August 16, 2001. After such adjustment, the number of shares is also adjustable by the former exercise price multiplied by the number of shares divided by the new exercise price.

During the year ended December 31, 2002 the Company was required to change the terms of the warrant. As of December 31, 2002 the warrant is exercisable into 1,440,000 shares of common stock at $0.03 per share. The warrant expires on August 16, 2006.

NOTE 8. CONTINGENT LIABILITY

On January 28, 2003, the Company was named in a civil suit by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The Company intends to contest the lawsuit and plans to file a motion to dismiss in April 2003. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the case.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYCO.NET, INC.

Date: April 11, 2003                   By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2003                   By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           President and Chief Executive Officer


Date: April 11, 2003                   By: /s/ DANIEL URREA
                                           -------------------------------------
                                           Daniel Urrea
                                           Chief Financial Officer


Date: April 11, 2003                   By: /s/ FRANCISCO URREA, JR.
                                           -------------------------------------
                                           Francisco Urrea, Jr.
                                           Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Cyco.net, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


     By: /s/ Richard A. Urrea          April 11, 2003
         --------------------------
         Richard A. Urrea
         Chief Executive Officer


     By: /s/ Daniel Urrea              April 11, 2003
         --------------------------
         Daniel Urrea
         Chief Financial Officer

                                  CERTIFICATION

I, Richard A. Urrea certify that:

1. I have reviewed this annual report on Form 10-KSB of Cyco.net, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003
By: /s/ Richard A. Urrea
    -----------------------------
    Richard A. Urrea
    Chief Executive Officer

                                  CERTIFICATION

I, Daniel Urrea certify that:

1. I have reviewed this annual report on Form 10-KSB of Cyco.net, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003
By: /s/ Daniel Urrea
    -----------------------------
    Daniel Urrea
    Chief Financial Officer