Form 10QSB
period 2003-03-31
CYCO NET INC
filed 2003-05-15
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003


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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding as of May 13, 2003 was 32,715,931.

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2003


PART I FINANCIAL INFORMATION

     Consolidated Balance Sheet (unaudited)                                    2

     Consolidated Statements of Operations (unaudited)                         3

     Consolidated Statements of Cash Flows (unaudited)                         4

     Notes to Consolidated Financial Statements (unaudited)                    5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                     6


PART II OTHER INFORMATION

     Legal Proceedings                                                         7

     Changes in Securities and Use of Proceeds                                 8

     Controls and Procedures                                                   8

     Defaults Upon Senior Securities                                           8

     Submission of Matters to a Vote of Security Holders                       8

     Other Information                                                         8

     Exhibits and Reports on Form 8-K                                          9

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2003

                                     ASSETS
CURRENT ASSETS
  Cash                                                                $      --
  Receivables                                                            35,422
  Inventory                                                               9,499
                                                                      ---------
     Total current assets                                                44,921
                                                                      ---------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $3,469                                      5,585
                                                                      ---------

OTHER ASSETS
  Intangible assets - Domain name and website,
    net of accumulated amortization of $56,254                           16,746
  Deposit                                                                 1,905
                                                                      ---------
                                                                         18,651
                                                                      ---------

                                                                      $  69,157
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                      $   7,530
  Accounts payable and accrued expenses                                 198,107
  Accounts payable - related party                                        1,000
                                                                      ---------
     Total current liabilities                                          206,637
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
  Common Stock, $0.001 par value,
    100,000,000 shares authorized,
     31,496,419 issued and outstanding                                   31,496
  Additional paid in capital                                            668,309
  Accumulated (deficit)                                                (837,285)
                                                                      ---------
                                                                       (137,480)
                                                                      ---------

                                                                      $  69,157
                                                                      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                    2003               2002
                                                ------------       ------------

Revenues, net                                   $  1,481,291       $  1,056,854
                                                ------------       ------------
Cost of goods sold
  Product                                          1,210,863            887,608
  Shipping                                           108,159             60,435
  Credit card processing                              42,938             26,468
                                                ------------       ------------
                                                   1,361,960            974,511
                                                ------------       ------------

Gross profit                                         119,331             82,343

General and administrative expenses                  112,541             93,527
                                                ------------       ------------

Income (loss) from operations                          6,790            (11,184)
                                                ------------       ------------

Other income (expense):
  Interest expense                                    (1,362)              (198)
                                                ------------       ------------

Net income (loss)                               $      5,428       $    (11,382)
                                                ============       ============

Per share information:
Net income (loss) per common share
  (basic and diluted)                           $       0.00       $      (0.00)
                                                ============       ============

Weighted average shares
  outstanding (basic and diluted)                 31,496,419         26,496,419
                                                ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              CYCO.NET, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      2003               2002
                                                    --------           --------
Cash flows from operating actvities:
Net cash provided by (used in) operating
  activities                                        $(13,165)          $  6,647
                                                    --------           --------

Cash flows from investing activities:
   Acquisition of intangible assets                       --             (8,000)
                                                    --------           --------
      Net cash (used in) investing activities             --             (8,000)
                                                    --------           --------

Cash flows from financing activities
   Increase in bank overdraft                          7,530                 --
                                                    --------           --------
      Net cash provided by financing activities        7,530                 --
                                                    --------           --------

      Net (decrease) in cash                          (5,635)            (1,353)
Beginning cash balance                                 5,635              5,219
                                                    --------           --------

Ending cash balance                                 $     --           $  3,866
                                                    ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2003

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2002 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2) RECLASSIFICATIONS

Certain amounts from the three months ended March 31, 2002 financial statements have been reclassified to conform to current period presentation.

(3) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2002 the Company incurred a net (loss) of $325,593. At March 31, 2003, the Company had a working capital (deficit) of $161,716 and stockholders' (deficit) of $137,480.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

(4) EARNINGS PER SHARE

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

(5) INVENTORY

 Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(6) CONTINGENT LIABILITIES

On January 28, 2003, the Company's subsidiary was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The suite alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial.

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, amounting to no less than $100,000, plus costs and attorneys' fees.

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the Sate of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit seeks injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit seeks to enjoin the Company from doing business in Oregon, $25,000 and attorney's fees.

In all four cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

(7) SUBSEQUENT EVENT

On April 7, 2003 the Company issued 1,219,512 shares of common stock under an Equity Line of Credit. Net proceeds from the sale of stock were $4,350.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 were $1,481,291 as compared to $1,056,854 in the same period last year. The increase of approximately 40.2% was primarily due to the result of two factors; the first was an increase in the number of customers visiting its websites and the second was an increase in the number of purchases by customers visiting our websites. Cyco.net attributes these increases to several factors, including an increased comfort level experienced by customers with purchases over the Internet in general, Cyco.net in particular, and Cyco.net's reputation for competitive pricing and on-time delivery.

Cost of goods sold were $1,361,960 for the three months ended March 31, 2003, as compared to $974,511 for the three months ended March 31, 2002. There was no change in the cost of goods sold, expressed as a percentage of revenues.

General and administrative expenses for the first quarter ended March 31, 2003 were $112,541 as compared to $93,527 for the same period last year. The increase of approximately $19,014 was primarily due to an increase in professional fees for Internet maintenance of $7,500, an increase in payroll expense of $2,552 due to the addition of one employee and an increase of $8,962 in expenses such as travel, utilities and telephone expenses. During the three months ended March 31, 2003, the major components of general and administrative expenses were approximately $5,200 in advertising, $54,973 in payroll expenses, $22,003 in professional fees, $6,346 in rent, and $6,322 in amortization and depreciation.

The Company had net income for the three months ended March 31, 2003 of $5,428 compared to a net loss of $11,382 for the same period last year. The improvement is due primarily to an increase in sales of discounted cigarette brands that have higher profit margins and to the over-all increase in sales volume.

FINANCIAL RESOURCES AND LIQUIDITY

 As of March 31, 2003, Cyco.net had a bank overdraft of $7,530. Due to the pending lawsuits filed against the Company, additional cash will be needed to defend the Company's position. At this point, the Company has covered the additional legal costs out of its current operations. Should the legal costs become greater than can be covered by the Company's current operations, and the Equity Line of Credit cannot be drawn down upon due to the low market price of our common stock, the Company will be forced to stop doing business in those States that have lawsuits pending against the Company. This may cause a decrease in the Company's revenues and threaten the Company's ability to continue as a going concern.

 In the years ended December 31, 2002 and 2001, Cyco.net was able to meet its cash needs solely through the sale of cigarettes. Cyco.net expects to experience an increase in its product sales that will be sufficient to meet its current operating expenses. However, Cyco.net will need to raise additional capital to finance growth, including locating new facilities to ship product. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit if the market price for our common stock increases. Other than the Equity Line of Credit, Cyco.net does not have any commitments for financing.

Pursuant to the Equity Line of Credit, Cyco.net may, at its discretion through July 22, 2004, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. On March 4, 2003, Cyco.net requested a draw on the Equity Line of Credit. On April 7, 2003, a total 1,219,512 shares of Cyco.net common shares were sold under the Equity Line of Credit. The Company received net proceeds on this sale of $4,350.

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

In all four cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. Outside counsel for the Company has been hired and has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 4, 2003, Cyco.net requested a draw on the Equity Line of Credit. On April 7, 2003, a total 1,219,512 shares of Cyco.net common shares were sold under the Equity Line of Credit. The Company received net proceeds on this sale of $4,350.

ITEM 3. CONTROLS AND PROCEDURES

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

(b) CHANGES IN INTERNAL CONTROLS:

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. OTHER INFORMATION

     None

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.     DESCRIPTION                                   LOCATION
-----------     -----------                                   --------
2.1             Acquisition Agreement between Ave and DMI     Incorporated by reference to Exhibit 2.1 to
                                                              the Company's Annual Report on Form 10-KSB
                                                              as filed with the Securities and Exchange
                                                              Commission on April 16, 2002

2.2             Letter of Intent between Ave and Cyco.net     Incorporated by reference to Exhibit 2.2 to
                dated July 9, 1999                            the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

4.1             Stock Specimen                                Incorporated by reference to Exhibit 2.4 to
                                                              the Company's Annual Report on Form 10-KSB
                                                              as filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.1             Certificate of Amendment to Change name       Incorporated by reference to Exhibit 2.7 to
                to Ave, Inc. dated 5/7/90                     the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.2             Certificate of Agreement of Merger of         Incorporated by reference to Exhibit 2.8 to
                DeLuxe Onyx Company dated January 23, 1987    the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.3             Certificate and Agreement of Merger of        Incorporated by reference to Exhibit 2.9 to
                DeLuxe dated 1/23/87                          the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.4             Certificate Amending Certificate of           Incorporated by reference to Exhibit 2.10 to
                Incorporation dated January 23, 1987          the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.5             Ave, Inc. By Laws                             Incorporated by reference to Exhibit 3.0
                                                              to the Company's Annual Report on Form
                                                              10-KSB as filed with the Securities and
                                                              Exchange Commission on April 16, 2002

3.6             Articles in Incorporation of Cyco.net, Inc.   Incorporated by reference to Exhibit 21.1 to
                the Wholly Owned Subsidiary Cyco.net, Inc.    the Company's Annual Report on Form 10-KSB as
                (formerly Ave, Inc.)                          filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.7             Certificate of Amendment to Articles of       Incorporated by reference to Exhibit 21.2 to
                Cyco.net, Inc. to change name from Ave,       the Company's Annual Report on Form 10-KSB as
                Inc. to Cyco.net, Inc.                        filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.8             Certificate of Amendment of Cyco.net, Inc.    Incorporated by reference to Exhibit 21.3 to
                                                              the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.9             By-Laws of Cyco.net, Inc.                     Incorporated by reference to Exhibit 21.5 to
                                                              the Company's Annual Report on Form 10-KSB
                                                              as filed with the Securities and Exchange
                                                              Commission on April 16, 2002

3.10            Articles of Amendment and Restatement to      Incorporated by reference to Exhibit 3.10 to
                Articles of Incorporation of AVE, Inc.        Cyco.net's Registration Statement on Form SB-2
                                                              filed with the Securities and Exchange
                                                              Commission on September 13, 2002

3.11            Certificate of Amendment to Articles of       Incorporated by reference to Exhibit 3.11 to
                Incorporation of Cyco.net, Inc. filed with    Cyco.net's Registration Statement on Form SB-2
                Nevada Secretary of State on August 9, 2002   filed with the Securities and Exchange
                                                              Commission on September 13, 2002

10.1            Line of Credit Agreement dated August 9,      Incorporated by reference to Exhibit 10.0 to
                1999                                          the Company's Annual Report on Form 10-KSB
                                                              as filed with the Securities and Exchange
                                                              Commission on April 16, 2002

10.2            Amendment to Line of Credit Agreement dated   Incorporated by reference to Exhibit 10.1 to
                August 9, 1999                                the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

10.3            Promissory note from Cyco.net, Inc. to        Incorporated by reference to Exhibit 99 to the
                Francisco Urrea, Jr.                          Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on April 16, 2002

10.4            May Davis Extension Agreement                 Incorporated by reference to Exhibit 99 to
                                                              the Company's Quarterly Report on Form 10-QSB
                                                              filed with the Securities and Exchange
                                                              Commission on January 4, 2002

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

10.7            Equity Line of Credit Agreement dated as      Incorporated by reference to Exhibit 10.7 to
                of August 2002 between Cyco.net and Cornell   the Company's Annual Report on Form 10-KSB as
                Capital Partners, L.P.                        filed with the Securities and Exchange
                                                              Commission on November 13, 2002

10.8            Warrant dated as of August 2002 given by      Incorporated by reference to Exhibit 10.8 to
                Cyco.net to Cornell Capital Partners, L.P.    the Company's Annual Report on Form 10-KSB as
                                                              filed with the Securities and Exchange
                                                              Commission on November 13, 2002

10.9            Registration Rights Agreement dated August    Incorporated by reference to Exhibit 10.9 to
                2002 between Cyco.net and Cornell Capital     the Company's Annual Report on Form 10-KSB as
                Partners, L.P.                                filed with the Securities and Exchange
                                                              Commission on November 13, 2002

10.10           Escrow Agreement dated as of August 2002      Incorporated by reference to Exhibit 10.10 to
                among Cyco.net, Cornell Capital Partners,     the Company's Annual Report on Form 10-KSB as
                L.P., Butler Gonzalez LLP and First Union     filed with the Securities and Exchange
                National Bank                                 Commission on November 13, 2002

99.1 Certification of Financial Statements in accordance with Sarbanes-Oxley Act.

b) A Form 8-K was filed under the Securities Exchange Act of 1934 on January 30, 2003. The subject of the 8-K was the lawsuit filed against the Company by the City of New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.


By: /s/ Richard A. Urrea                May 13, 2003
    --------------------------
    Richard A. Urrea
    President


By: /s/ Daniel Urrea                    May 13, 2003
    --------------------------
    Daniel Urrea
    Chief Financial Officer
    (Principal Accounting Officer)

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

Date: May 13, 2002

By: /s/ Richard A. Urrea
    ---------------------------
    Richard A. Urrea
    Chief Executive Officer

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

Date: May 13, 2002

By: /s/ Daniel Urrea
    -----------------------------
    Daniel Urrea
    Chief Financial Officer