Form 10QSB
period 2003-06-30
CYCO NET INC
filed 2003-08-19
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares of Common Stock outstanding as of August 8, 2003 was 32,715,931.

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                                  JUNE 30, 2003

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

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                  June 30, 2003

                                     ASSETS
CURRENT ASSETS
Cash                                                  $          -
Receivables                                                 30,455
Inventory                                                    2,070
                                                      -------------
 Total current assets                                       32,525
                                                      -------------

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $3,892                           5,163
                                                      -------------

OTHER ASSETS
Intangible assets - Domain name and website,
net of accumulated amortization of $61,254                  11,746
Deposit                                                      1,905
                                                      -------------
                                                            13,651
                                                      -------------

                                                      $     51,339
                                                      =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
 Bank overdraft                                       $     22,550
 Accounts payable and accrued expenses                     198,152
 Accounts payable - related party                            1,000
                                                      -------------
   Total current liabilities                               221,702
                                                      -------------

STOCKHOLDERS' (DEFICIT)
 Common Stock, $0.001 par value,
   100,000,000 shares authorized,
   32,715,931 issued and outstanding                        32,716
 Additional paid in capital                                672,537
 Accumulated (deficit)                                    (875,616)
                                                      -------------
                                                          (170,363)
                                                      -------------
                                                      $     51,339
                                                      =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          ---------------------------     -------------------------
                                             2003           2002            2003           2002
                                             ----           ----            ----           ----

General and administrative expenses           168,405         96,898         282,309        190,424
                                          ------------   ------------    ------------   ------------
(Loss) from operations                       (168,405)       (96,898)       (282,309)      (190,424)
                                          ------------   ------------    ------------   ------------
Other income (expense)
Interest expense                                    -              -               -           (198)
                                          ------------   ------------    ------------   ------------
Net (loss) before income taxes               (168,405)       (96,898)       (282,309)      (190,622)
Income taxes                                   51,000         39,000          97,000         71,000
                                          ------------   ------------    ------------   ------------
 Loss before discontinued operations         (219,405)      (135,898)       (379,309)      (261,622)

Discontinued operations
Net income from operations of
 discontinued operations, net of
 income taxes of $51,000, $39,000,
 $97,000 and $71,000, respectively            181,074        138,006         346,405        252,348
                                          ------------   ------------    ------------   ------------

Net income(loss)                          $   (38,331)   $     2,108     $   (32,904)    $   (9,274)
                                          ============   ============    ============   ============
Weighted average shares
outstanding (basic and diluted)            32,313,894     26,496,419     31,907,415      26,496,419
                                          ============   ============    ============   ============
Net income (loss) per common
(Loss) from operations                    $     (0.01)   $     (0.01)    $    (0.01)    $     (0.01)
Discontinued operations                          0.01           0.01           0.01            0.01
                                          ------------   ------------    ------------   ------------
                                          $      0.00    $      0.00     $     0.00     $      0.00
                                          ============   ============    ============   ============


       The accompanying notes are an integral part of the consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                            Six months ended
                                                                 June 30,
                                                        ------------------------
                                                            2003         2002
                                                        -----------  -----------
Cash flows from operating actvities:
Net cash provided by (used in) operating activities     $   (9,985)  $   12,110
                                                        -----------  -----------
Cash flows from investing activities:
Acquisition of intangible assets                                 -      (14,000)
Acquisition of property and equipment                            -       (3,329)
                                                        -----------  -----------
   Net cash (used in) investing activities                       -      (17,329)
                                                        -----------  -----------

Cash flows from financing activities:
Proceeds fom sale of common stock                            4,350            -
                                                        -----------  -----------
   Net cash provided by financing activities                 4,350            -
                                                        -----------  -----------
    Net (decrease) in cash                                  (5,635)      (5,219)
Beginning cash balance                                       5,635        5,219
                                                        -----------  -----------
Ending cash balance                                     $        -   $        -
                                                        ===========  ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

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

(2) RECLASSIFICATIONS

Certain amounts from the three and six months ended June 30, 2002 financial statements have been reclassified to conform to current period presentation.

(3) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2002 the Company incurred a net (loss) of $325,593. At June 30, 2003, the Company had a working capital (deficit) of $189,177 and stockholders' (deficit) of $170,363. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. As disclosed in Note 7 and 9, the Company sold its Internet tobacco products division effective July 1, 2003. The Company is currently seeking a viable business to merge with and, in addition, is seeking equity capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that such terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4) EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
(loss) per share is  calculated  by dividing  net income  (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(5) INVENTORY

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(6) STOCKHOLDERS' (DEFICIT)

On April 7, 2003 the Company issued 1,219,512 shares of common stock under an Equity Line of Credit. Net proceeds from the sale of stock were $4,350.

(7) DISCONTINUED OPERATIONS

Effective July 1, 2002 the Company reached an agreement to sell their Internet tobacco products division (See Note 9). The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation as stated in Note 8.

Operating results of discontinued operations for the three and six months ended June 30, 2003 and 2002 are shown separately in the accompanying statements of operations. Net sales and net income from discontinued operations are as follows:

                                Three months ended       Six months ended
                                     June 30,                June 30,
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
           Net sales          $1,391,774  $1,198,817  $2,873,065  $2,255,671
                              ==========  ==========  ==========  ==========
           Net income          $ 181,074   $ 138,006   $ 346,405   $ 252,348
                              ==========  ==========  ==========  ==========

As of June 30, 2003, assets related to discontinued operations, which were included in the sale, were as follows:

                Inventory                                    $  2,070
                Property and equipment - net                    5,163
                Intangible assets - net                        11,746
                                                             --------
                Net assets of discontinued operations        $ 18,979
                                                             ========

(8) CONTINGENT LIABILITIES

On January 28, 2003, the Company's subsidiary was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial.

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, amounting to no less than $100,000, plus costs and attorneys' fees. The case has been consolidated with several other pending suits against other online tobacco retailers.

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

In all four cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuits. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

(9) SUBSEQUENT EVENT

Effective on July 1, 2003 the Company agreed to sell its Internet tobacco products business to American CigCo, LLC (ACC). In conjunction with this purchase ACC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows:

o Payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003.

o Payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008.

In addition, ACC agreed to engage an entity owned by both the Chief Executive Officer and Chief Financial Officer to provide certain administrative services for a period of 5 years.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business will be reflected as a deduction from the note receivable.

In addition, interest income from the $2,800,000 note receivable will be recognized as the proceeds are collected and the unpaid portion of the principal balance will be recorded as a reduction of stockholders' equity.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Effective on July 1, 2003 the Company agreed to sell its Internet tobacco products business to American CigCo, LLC (ACC). In conjunction with this purchase ACC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows:

      o Payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003.

      o Payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008.

      In addition, ACC agreed to engage an entity owned by both the Chief Executive Officer and Chief Financial Officer to provide certain administrative services for a period of 5 years.

      Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business will be reflected as a deduction from the note receivable.

      In addition, interest income from the $2,800,000 note receivable will be recognized as the proceeds are collected and the unpaid portion of the principal balance will be recorded as a reduction of stockholders' equity.

      The Company's management felt it necessary to dispose of the tobacco operations due to the lack of working capital required to resolve the litigation as stated in Note 8. On a going forward basis, there will be no revenues from internet tobacco sales. The Company expects to receive $16,667 per month from the one year, $200,000 note receivable and to reduce general and administrative expenses accordingly. The Company is currently seeking a viable business to merge with and, in addition, is seeking equity capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that such terms will be favorable or acceptable to the Company.

FINANCIAL RESOURCES AND LIQUIDITY

      As of June 30, 2003, the Company had no cash on hand. In addition, the Company had a working capital deficit of $189,177 and an accumulated deficit of $875,616. The Company's subsidiaries may be required to continue to defend the lawsuits brought by various states as discussed in the "Legal Proceedings" section. To the extent that the states refuse to release the Company's subsidiaries from the litigation, the Company may need to fund litigation defense costs. The Company has no source of capital except for the installations due on the two promissory notes received in connection with the sale of the cigarette division. The first note is for $200,000 and is payable in 12 monthly installments of $16,667 commencing on August 1, 2003. The second note is for $2,800,000 with interest at 7% per year. Interest is payable annually on July 31 with the initial installment due July 31, 2004. Principal on the second note is due July 31, 2008. Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business will be reflected as a deduction from the note receivable.

      Other than the payments above, the Company does not have any sources of revenue or capital. The Company intends to reduce overhead to an amount that can be funded from the proceeds of the two notes, although no assurances can be given that such funding will be adequate. For the next twelve months, the Company will be seeking a viable business to merge with and, in addition, will be seeking equity capital. The Company will receive $16,667 per month from the $200,000 note receivable and expects to reduce its general and administrative expenses below that level in order to pay down the Company's current liabilities. In addition, interest income from the five year, $2,800,000 note receivable will be recognized as the proceeds are collected and will be used to pay down the Company's current liabilities.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On March 4, 2003, Cyco.net requested a draw on the Equity Line of Credit. On April 7, 2003, a total of 1,219,512 shares of Cyco.net common shares were sold under the Equity Line of Credit. The Company received net proceeds on this sale of $4,350, which were used for working capital purposes.

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 6.  OTHER INFORMATION

      None.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS.

EXHIBIT NO.  DESCRIPTION                                   LOCATION
-----------  ------------------------------------------    -------------------------------------
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

2.2          Letter of Intent between Ave and Cyco.net     Incorporated by reference to Exhibit
             dated July 9, 1999                            2.2 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

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

3.1          Certificate of Amendment to Change name to    Incorporated by reference to Exhibit
             Ave, Inc. dated 5/7/90                        2.7 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

3.2          Certificate of Agreement of Merger of         Incorporated by reference to Exhibit
             DeLuxe Onyx Company dated January 23, 1987    2.8 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

3.3          Certificate and Agreement of Merger of        Incorporated by reference to Exhibit
             DeLuxe dated 1/23/87                          2.9 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

3.4          Certificate Amending Certificate of           Incorporated by reference to Exhibit
             Incorporation dated January 23, 1987          2.10 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

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

3.6          Articles in Incorporation of Cyco.net, Inc.   Incorporated by reference to Exhibit
             the Wholly Owned Subsidiary Cyco.net, Inc.    21.1 to the Company's Annual Report
             (formerly Ave, Inc.)                          on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

                                       12

EXHIBIT NO.  DESCRIPTION                                   LOCATION
-----------  ------------------------------------------    -------------------------------------
3.7          Certificate of Amendment to Articles of       Incorporated by reference to Exhibit
             Cyco.net, Inc. to change name from Ave,       21.2 to the Company's Annual Report
             Inc. to Cyco.net, Inc.                        on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

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

3.10         Articles of Amendment and Restatement to      Incorporated by reference to Exhibit
             Articles of Incorporation of AVE, Inc.        3.10 to Cyco.net's Registration
                                                           Statement on Form SB-2 filed with
                                                           the Securities and Exchange
                                                           Commission on September 13, 2001

3.11         Certificate of Amendment to Articles of       Incorporated by reference to Exhibit
             Incorporation of Cyco.net, Inc. filed with    3.11 to Cyco.net's Registration
             Nevada Secretary of State on August 9, 2001   Statement on Form SB-2 filed with
                                                           the Securities and Exchange
                                                           Commission on September 13, 2001

10.1         Line of Credit Agreement dated August 9,      Incorporated by reference to Exhibit
             1999                                          10.0 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

10.2         Amendment to Line of Credit Agreement dated   Incorporated by reference to Exhibit
             August 9, 1999                                10.1 to the Company's Annual Report
                                                           on Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

10.3         Promissory note from Cyco.net, Inc. to        Incorporated by reference to Exhibit
             Francisco Urrea, Jr.                          99 to the Company's Annual Report on
                                                           Form 10-KSB as filed with the
                                                           Securities and Exchange Commission
                                                           on April 16, 2001

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

10.6         Lease Agreement                               Incorporated by reference to Exhibit
                                                           99.3 to the Company's 8-K filed with
                                                           the Securities and Exchange
                                                           Commission on August 22, 2000

                                       13

EXHIBIT NO.  DESCRIPTION                                   LOCATION
-----------  ------------------------------------------    -------------------------------------
10.7         Equity Line of Credit Agreement dated as of   Incorporated by reference to Exhibit
             August 2001 between Cyco.net and Cornell      10.7 to the Company's Annual Report
             Capital Partners, L.P.                        on Form 10-QSB as filed with the
                                                           Securities and Exchange Commission
                                                           on November 13, 2001

10.8         Warrant dated as of August 2001 given by      Incorporated by reference to Exhibit
             Cyco.net to Cornell Capital Partners, L.P.    10.8 to the Company's Annual Report
                                                           on Form 10-QSB as filed with the
                                                           Securities and Exchange Commission
                                                           on November 13, 2001

10.9         Registration Rights Agreement dated August    Incorporated by reference to Exhibit
             2001 between Cyco.net and Cornell Capital     10.9 to the Company's Annual Report
             Partners, L.P.                                on Form 10-QSB as filed with the
                                                           Securities and Exchange Commission
                                                           on November 13, 2001

10.10        Escrow Agreement dated as of August 2001      Incorporated by reference to Exhibit
             among Cyco.net, Cornell Capital Partners,     10.10 to the Company's Annual Report
             L.P., Butler Gonzalez LLP and First Union     on Form 10-QSB as filed with the
             National Bank                                 Securities and Exchange Commission
                                                           on November 13, 2001

10.11        Asset Purchase and Investment agreement       Provided herewith
             dated June 13, 2003 between Cyco.net, Inc.
             and American Indian Cigco, LLC

10.12        One Year Installment Note dated June 13,      Provided herewith
             2003, between Cyco.net, Inc. and American
             Indian Cigco, LLC

10.13        Five Year Capital Note dated June 13, 2003,   Provided herewith
             among Cyco.net, Inc., American Indian
             Cigco, LLC and CigCo-Epic Venture

31.1         Certification re: Section 302                 Provided herewith

31.2         Certification re: Section 302                 Provided herewith

32.1         Certification re: Section 906                 Provided herewith

      (b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.

By:     /S/ RICHARD A. URREA                         August 19, 2003
        ------------------------------------
        Richard A. Urrea
        President


By:     /S/ DANIEL  URREA                            August 19, 2003
        ------------------------------------
        Daniel Urrea
        Chief Financial Officer
        (Principal Accounting Officer)

                                  EXHIBIT 31.1

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

      I, Richard A. Urrea, certify that:

      1. I have reviewed this form 10-QSB for the quarter ended June 30, 2003 of Cyco.net, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b)  Omitted;

           (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                        Date: August 19, 2003
                                        By:   /S/ RICHARD A URREA
                                           -----------------------------------
                                              Chief Financial Officer

The introductory paragraph of Section 4 of this certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                EXHIBIT 31.1 - 1

                                  EXHIBIT 31.2

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

      I, Daniel Urrea, certify that:

      1. I have reviewed this form 10-QSB for the quarter ended June 30, 2003 of Cyco.net, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b)  Omitted;

           (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                        Date: August 19, 2003
                                        By:   /S/ RICHARD A URREA
                                           -----------------------------------
                                              Chief Financial Officer

The introductory paragraph of Section 4 of this certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                EXHIBIT 31.2 - 1

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Cyco.net, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  August 13, 2003                  By:  /S/ RICHARD A. URREA
                                           ----------------------------------
                                                 Richard A. Urrea,
                                                 Chief Executive Officer


                                        By:  /S/ DANIEL URREA
                                           ----------------------------------
                                                 Daniel Urrea,
                                                 Chief Financial Officer


      A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Celerity Systems, Inc. and will be retained by Celerity Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                EXHIBIT 32.1 - 1