Form 10QSB
period 2003-09-30
CYCO NET INC
filed 2003-11-19
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2003



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For transition period from _______________ to  _________________



                        Commission file number 000-30244


                                 CYCO.NET, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                      13-3389415
(State or other jurisdiction of incorporation)         (IRS Employer ID Number)



  5458 Osuna Road, NE Albuquerque, NM                           87109
(Address of principal executive offices)                     (Zip code)

                    Issuer's telephone number (505) 710-2190




Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No



The number of shares of Common Stock outstanding as of November 14, 2003 was 34,715,931.

                                 CYCO.NET, INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 2003


         PART   I  FINANCIAL INFORMATION


         Consolidated Balance Sheet (unaudited)                               2

         Consolidated Statements of Operations (unaudited)                    3

         Consolidated Statements of Cash Flows (unaudited)                    4

         Notes to Consolidated Financial Statements (unaudited)               5

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7




         PART   II  OTHER INFORMATION

         Legal Proceedings
                                                                              9

         Changes in Securities and Use of Proceeds                            10

         Controls and Procedures                                              10

         Defaults Upon Senior Securities                                      10

         Submission of Matters to a Vote of Security Holders                  10

         Other Information                                                    10

         Exhibits and Reports on Form 8-K                                     10

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                               September 30, 2003

                                     ASSETS
CURRENT ASSETS
  Cash                                        $     2,062
  Receivable - ACC                                169,340
  Due from ACC                                        664
                                              ------------
     Total current assets                         172,066
                                              ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1536                 1,734
                                              ------------

OTHER ASSETS
   Deposit                                          1,905
                                              ------------

                                              $   175,705
                                              ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $   195,458
  Accounts payable - related party                  8,990
  Deferred gain                                   152,229
                                              ------------
     Total current liabilities                    356,677
                                              ------------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value,
     100,000,000 shares authorized,
      34,715,931 issued and outstanding            34,716
   Additional paid in capital                   3,470,536
   Stock subscription receivable               (2,800,000)
   Accumulated (deficit)                         (886,224)
                                              ------------
                                                 (180,972)
                                              ------------

                                              $   175,705
                                              ============


   The accompanying notes are an integral part of the consolidated financial statements.


                                                                         CYCO.NET, INC.
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           (unaudited)

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              -------------------------------    -------------------------------
                                                  2003             2002              2003             2002
Revenues                                      $           -    $           -     $           -    $           -
                                              --------------   --------------    --------------   --------------

General and administrative expenses                  37,275          273,267           319,584          463,691
                                              --------------   --------------    --------------   --------------
(Loss) from operations                              (37,275)        (273,267)         (319,584)        (463,691)
                                              --------------   --------------    --------------   --------------

Other income (expense)
Interest income                                       2,358                -             2,358                -
Interest (expense)                                        -             (629)                -             (827)
Gain on sale of assets of discontinued
  operations                                         24,309                -            24,309                -
                                              --------------   --------------    --------------   --------------

Net (loss) before income taxes                      (10,608)        (273,896)         (292,917)        (464,518)

Income taxes                                              -           47,000            97,000          118,000
                                              --------------   --------------    --------------   --------------
Loss before discontinued operations                 (10,608)        (320,896)         (389,917)        (582,518)

Discontinued operations
Net income from operations of discontinued
 operations, net of income taxes of $0, $47,000,
 $97,000 and $118,000, respectively                       -          167,680           346,405          420,028
                                              --------------   --------------    --------------   --------------

Net (loss)                                    $     (10,608)   $    (153,216)    $     (43,512)   $    (162,490)
                                              ==============   ==============    ==============   ==============

Weighted average shares
  outstanding (basic and diluted)                34,715,931       29,811,636        32,847,029       27,613,635
                                              ==============   ==============    ==============   ==============

Net income (loss) per common share
 (Loss) from operations                       $           -    $       (0.01)    $       (0.01)   $       (0.02)
 Income from discontinued operations                      -             0.01              0.01             0.02
                                              --------------   --------------    --------------   --------------

                                              $           -    $       (0.00)    $        0.00    $       (0.00)
                                              ==============   ==============    ==============   ==============


   The  accompanying  notes are an integral part of the  consolidated  financial statements.

                                        3

                                                                         CYCO.NET, INC.
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (unaudited)
                                                                        Nine months ended
                                                                          September 30,
                                                                --------------------------------
                                                                     2003             2002
                                                                ---------------  ---------------
Cash flows from operating actvities:
Net cash provided by (used in) operating activities             $      (84,217)  $       12,110
                                                                ---------------  ---------------

Cash flows from investing activities:
   Acquisition of intangible assets                                          -          (14,000)
  ( Acquisition) disposal of property and equipment                     76,295           (3,329)
                                                                ---------------  ---------------
          Net cash provided by (used in) investing activities           76,295          (17,329)
                                                                ---------------  ---------------

Cash flows from financing activities:
  Proceeds fom sale of common stock                                      4,349                -
                                                                ---------------  ---------------
          Net cash provided by financing activities                      4,349                -
                                                                ---------------  ---------------

          Net (decrease) in cash                                        (3,573)          (5,219)
Beginning cash balance                                                   5,635            5,219
                                                                ---------------  ---------------

Ending cash balance                                             $        2,062   $           -
                                                                ===============  ===============


  The  accompanying  notes are an integral  part of the  consolidated  financial statements.


                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

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

(2) RECLASSIFICATIONS

Certain amounts from the three and nine months ended September 30, 2002 financial statements have been reclassified to conform to current period presentation.

(3) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2002 and the nine months ended September 30, 2003, the Company incurred net (losses) of $325,593 and $43,512. At September 30, 2003, the Company had a working capital (deficit) of $184,611 and stockholders' (deficit) of $180,972. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. As disclosed in Note 6 and 8, the Company sold its Internet tobacco products division effective July 1, 2003. The Company is currently seeking a viable business to merge with and, in addition, is seeking equity capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that such terms will be favorable or acceptable to the Company.

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

 (5) STOCKHOLDERS' (DEFICIT)

On April 7, 2003 the Company issued 1,219,512 shares of common stock under an Equity Line of Credit. Net proceeds from the sale of stock were $4,349.

(6) DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell their Internet tobacco products division (See Note 8). The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation as stated in Note 7.


Operating results of discontinued operations for the three and nine months ended September 30, 2003 and 2002 are shown separately in the accompanying statements of operations. Net sales and net income from discontinued operations are as follows:

                          Three months ended         Nine months ended
                            September 30,              September 30,
                         2003        2002           2003         2002
                         ----        ----           ----         ----
       Net sales         $  __    $1,488,510     $ 2,873,065   $3,744,181
                         =====    ==========     ===========   ==========

       Net income       $   __    $  167,680     $   346,405   $  420,028
                         =====    ==========     ===========   ==========


Assets related to discontinued operations, which were included in the sale, were as follows:

                        Inventory                                       $ 2,070
                        Property and equipment - net                      3,295
                        Intangible assets - net                          11,746
                                                                        -------
                        Net assets of discontinued operations           $17,111
                                                                        =======

(7) CONTINGENT LIABILITIES

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

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit seeks injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit seeks to enjoin the Company from doing business in Oregon, $25,000 and attorney's fees.

On July 10, 2003, the State of Vermont filed a civil action in the State of Vermont, Chittenden County against the Company's subsidiary alleging the sale of cigarettes to a minor, deceptive failure to file Jenkins Act reports and inform Vermont consumers that they are required to pay sales taxes to the State of Vermont. The suit seeks to enjoin the Company from doing business in Vermont, pay civil penalties of up to $10,000 for each sale to a minor, plus attorney's fees and costs.

 In all five cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuits. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

(8) SALE OF BUSINESS

Effective on July 1, 2003 the Company agreed to sell its Internet tobacco products business to American Indian CigCo, LLC (ACC). In conjunction with this purchase ACC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows:


     o Payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003.

     o Payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. Accrued interest receivable of $49,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received.

In addition, ACC agreed to engage an entity owned by both the Chief Executive Officer and Chief Financial Officer to provide certain administrative services for a period of 5 years.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business will be reflected as deferred revenue.

In addition, interest income from the $2,800,000 note receivable will be recognized as the proceeds are collected and the unpaid portion of the principal balance will be recorded as a reduction of stockholders' equity.



                                CYCO. NET, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Effective July 1, 2003, Cyco.net, Inc. sold its tobacco operations to American Indian CigCo, LLC (see Note 8). The Company's management felt it necessary to dispose of the tobacco operations due to the lack of working capital required to resolve the litigation as stated in Note 7. On a go forward basis, there will be no revenues. The Company expects to receive $16,667 per month from the one year, $200,000 note receivable and general and administrative expenses will be cut accordingly.

Operating  results of  discontinued  operations  (Note 6) for the three and nine
months  ended  September  30,  2003  and  2002  are  shown   separately  in  the
accompanying statements of operations.


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

General and administrative expenses for the quarter ended September 30, 2003 were $37,275, which primarily consisted of payroll expense of $8,331, legal and professional fees of $25,530, rent expense of $1,314, depreciation expense of $133 and miscellaneous expense of $1,967. General and administrative expenses for the quarter ended September 30, 2002 were $273,267. The major components of general and administrative expenses were approximately $13,180 in advertising, $205,615 in payroll expenses (which included the non-cash issuance of stock valued at $150,000), $20,727 in professional fees, $6,357 in rent, $6,539 in amortization and depreciation and $20,849 in miscellaneous other expenses.

The Company recognized $24,309 of the gain on discontinued operations during the three months ended September 30, 2003. The balance of the gain of $152,229 will be recognized as the remaining payments on the $200,000 current receivable from American Indian Cigco have been received. As of September 30, 2003, the payments received from American Indian Cigco were $26,667; the total due was $33,335 resulting in a short fall of $6,668. American Indian Cigo's management indicated that their funding had been delayed. Cyco.net's management believes the payments will become current in the near future.

Net income from discontinued operations(Note 6) for the three months ended September 30, 2002, were $167,680. There was no income from discontinued operations in the three months ended September 30, 2003.

The Company had a net loss for the three months ended September 30, 2003 of $10,608 compared to a net loss of $153,216 for the same period last year.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

General and administrative expenses for the nine months ended September 30, 2003 were $319,584, which primarily consisted of $10,060 in advertising, $120,594 in payroll expenses, $115,932 in professional fees, $13,836 in rent, $10,878 in amortization and depreciation and $48,284 in miscellaneous other expenses.

General and administrative expenses for the nine months ended September 30, 2002 were $463,691. The major components of general and administrative expenses were approximately $21,466 in advertising, $313,930 in payroll expenses (the Company issued a total of 5,000,000 shares of restricted common stock to its executive officers and other employees as bonus compensation resulting in non-cash payroll costs of approximately $150,000), $37,977 in professional fees, $19,561 in rent, $21,801 in amortization and depreciation and $48,956 in miscellaneous other expenses.

The Company recognized $24,309 of the gain on discontinued operations during the nine months ended September 30, 2003. As discussed above, the balance of the gain of $152,229 will be recognized as the payments on the $200,000 current receivable from American Indian Cigco have been received.

 Net income from discontinued operations(Note 6) for the nine months ended September 30, 2003 and 2002were $346,405 and $420,028.

The Company had a net loss for the nine months ended September 30, 2003 of $43,512 compared to a net loss of $162,490 for the same period last year.

FINANCIAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2003, cash used by operations was $84,217 and cash provided by investing activities was $76,295 and cash provided by financing activities was $4,349. This resulted in a net decrease in cash of $3,573 for the nine months ended September 30, 2003.

As disclosed in Note 6 and 8, the Company sold its Internet tobacco products division effective July 1, 2003. The Company will receive $16,667 per month from the $200,000 note receivable and expects to reduce its general and administrative expenses below that level in order to pay down the Company's current liabilities. In addition, interest income from the five year, $2,800,000 note receivable will be recognized as the proceeds are collected and will be used to pay down the Company's current liabilities. The Company is currently seeking a viable business to merge with and, in addition, will be seeking capital. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit.

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

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary Cyco.net, Inc. alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit seeks injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary Cyco.net, Inc. alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit seeks to enjoin Cyco.net, Inc. from doing business in Oregon, $25,000 and attorney's fees.

On July 10, 2003, the State of Vermont filed a civil action in the State of Vermont, Chittenden County against the Company's subsidiary alleging the sale of cigarettes to a minor, deceptive failure to file Jenkins Act reports and inform Vermont consumers that they are required to pay sales taxes to the State of Vermont. The suit seeks to enjoin the Company from doing business in Vermont, pay civil penalties of up to $10,000 for each sale to a minor, plus attorney's fees and costs.

In all five cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. Outside counsel for the Company has been hired and has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 4, 2003, Cyco.net requested a draw on the Equity Line of Credit. On April 7, 2003, a total 1,219,512 shares of Cyco.net common shares were sold under the Equity Line of Credit. The Company received net proceeds on this sale of $4,349.

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


ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6.  OTHER INFORMATION

         None


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K
(a) EXHIBITS
================================================================================
EXHIBIT NO.    DESCRIPTION                            LOCATION
================================================================================

2.1            Acquisition Agreement between Ave and  Incorporated by reference to
               DMI                                    Exhibit 2.1 to  the Company's
                                                      Annual Report on Form  10-KSB
                                                      as filed with the Securities
                                                      and Exchange Commission on
                                                      April 16, 2001

2.2            Letter of Intent between Ave and       Incorporated by reference to
               Cyco.net dated July 9, 1999            Exhibit 2.2 to the Company's
                                                      Annual Report on Form 10-KSB
                                                      as filed with the Securities
                                                      and Exchange Commission on
                                                      April 16, 2001

4.1            Stock Specimen                         Incorporated by reference to
                                                      Exhibit 2.4 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001
                                       10

================================================================================
EXHIBIT NO.    DESCRIPTION                            LOCATION
================================================================================

3.1            Certificate of Amendment to Change     Incorporated by reference to
               name to Ave, Inc. dated 5/7/90         Exhibit 2.7 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

3.2            Certificate of Agreement of Merger of  Incorporated by reference to
               DeLuxe Onyx Company dated January 23,  Exhibit 2.8 to the Company's
               1987                                   Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

3.3            Certificate and Agreement of Merger    Incorporated by reference to
               of DeLuxe dated 1/23/87                Exhibit 2.9 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

3.4            Certificate Amending Certificate of    Incorporated by reference to
               Incorporation dated January 23, 1987   Exhibit 2.10 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

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

3.6            Articles in Incorporation of           Incorporated by reference to
               Cyco.net, Inc. the Wholly Owned        Exhibit 21.1 to the Company's
               Subsidiary Cyco.net, Inc. (formerly    Annual Report on Form 10-KSB as
               Ave, Inc.)                             filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

3.7            Certificate of Amendment to Articles   Incorporated by reference to
               of Cyco.net, Inc. to change name from  Exhibit 21.2 to the Company's
               Ave, Inc. to Cyco.net, Inc.            Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

3.8            Certificate of Amendment of Cyco.net,  Incorporated by reference to
               Inc.                                   Exhibit 21.3 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

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

3.10           Articles of Amendment and Restatement  Incorporated by reference to
               to Articles of Incorporation of AVE,   Exhibit 3.10 to Cyco.net's
               Inc.                                   Registration Statement on
                                                      Form SB-2 filed with the
                                                      Securities and Exchange
                                                      Commission on September 13, 2001

================================================================================
EXHIBIT NO.    DESCRIPTION                            LOCATION
================================================================================

3.11           Certificate of Amendment to Articles   Incorporated by reference to
               of Incorporation of Cyco.net, Inc.     Exhibit 3.11 to Cyco.net's
               filed with Nevada Secretary of State   Registration Statement on
               on August 9, 2001                      Form SB-2 filed with the
                                                      Securities and Exchange
                                                      Commission on September 13, 2001

10.1           Line of Credit Agreement dated August  Incorporated by reference to
               9, 1999                                Exhibit 10.0 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

10.2           Amendment to Line of Credit Agreement  Incorporated by reference to
               dated August 9, 1999                   Exhibit 10.1 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

10.3           Promissory note from Cyco.net, Inc.    Incorporated by reference to
               to Francisco Urrea, Jr.                Exhibit 99 to the Company's
                                                      Annual Report on Form 10-KSB as
                                                      filed with the Securities and
                                                      Exchange Commission on April
                                                      16, 2001

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

10.7           Equity Line of Credit Agreement dated  Incorporated by reference to
               as of August 2001 between Cyco.net     Exhibit 10.7 to the Company's
               and Cornell Capital Partners, L.P.     Annual Report on Form 10-QSB as
                                                      filed with the Securities and
                                                      Exchange Commission on November
                                                      13, 2001

10.8           Warrant dated as of August 2001 given  Incorporated by reference to
               by Cyco.net to Cornell Capital         Exhibit 10.8 to the Company's
               Partners, L.P.                         Annual Report on Form 10-QSB as
                                                      filed with the Securities and
                                                      Exchange Commission on November
                                                      13, 2001

10.9           Registration Rights Agreement dated    Incorporated by reference to
               August 2001 between Cyco.net and       Exhibit 10.9 to the Company's
               Cornell Capital Partners, L.P.         Annual Report on Form 10-QSB as
                                                      filed with the Securities and
                                                      Exchange Commission on November
                                                      13, 2001

10.10          Escrow Agreement dated as of August    Incorporated by reference to
               2001 among Cyco.net, Cornell Capital   Exhibit 10.10 to the Company's
               Partners, L.P., Butler Gonzalez LLP    Annual Report on Form 10-QSB as
               and First Union National Bank          filed with the Securities and
                                                      Exchange Commission on November
                                                      13, 2001

================================================================================
EXHIBIT NO.    DESCRIPTION                            LOCATION
================================================================================

10.11          Asset Purchase and Investment          Incorporated by reference to
               agreement dated June 13, 2003          Exhibit 10.11 to the Company's
               between Cyco.net, Inc. and             Quarterly Report on Form 10QSB
               American Indian Cigco, LLC             as filed with the Securities
                                                      and Exchange Commission on
                                                      August 19, 2003.

10.12          One Year Installment Note dated June   Incorporated by reference to
               13, 2003,between Cyco.net, Inc. and    Exhibit 10.12 to the Company's
               American Indian Cigco, LLC.            Quarterly Report on Form 10QSB
                                                      as filed with the Securities
                                                      and Exchange Commission on
                                                      August 19, 2003.

10.13          Five Year Capital Note dated June 13,  Incorporated by reference to
               2003, among Cyco.net, Inc.,            Exhibit 10.13 to the Company's
               American Indian Cigco, LLC.            Quarterly Report on Form 10QSB
               and CigCo-Epic Venture.                as filed with the Securities
                                                      and Exchange Commission on
                                                      August 19, 2003.

31.1           Certification of Chief Executive       Provided herewith
               Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

31.2           Certification of Chief Financial       Provided herewith
               Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

32.1           Certification of Chief Executive       Provided herewith
               Officer pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002,
               18 U.S.C. Section 1350

32.2           Certification by Chief Financial       Provided herewith
               Officer pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002,
               18 U.S.C. Section 1350

b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

CYCO.NET, INC.



By:  /s/   Richard A. Urrea            November 17, 2003
     --------------------------
Richard A. Urrea
President


By:  /s/   Daniel  Urrea               November 17, 2003
     -----------------------
Daniel Urrea
Chief Financial Officer (Principal Accounting Officer)