Form 10KSB
period 2003-12-31
CYCO NET INC
filed 2004-04-13
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003

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

                                NEVADA 13-3389415
         (State or other jurisdiction of incorporation) (I.R.S. Employer
              Identification Number)
             400 Gold SW, Suite 1000
                 ALBUQUERQUE, NM                             87102
      (Address of principal executive offices)             (Zip code)

            Issuer's telephone number                    (505) 710-2190

      Securities registered under Section 12(b) of the Exchange Act:

      None

      Securities registered under Section 12(g) of the Exchange Act

      Title of each class Common Stock, $0.001 par value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      The registrant's operating revenues for its most recent fiscal year were $54,264.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock on the bulletin board, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $25.9 million on March 22, 2004.

      The number of shares of Common Stock outstanding as of March 22, 2004 was 91,240,931.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      Cyco.net, Inc. is the successor corporation to AVE, Inc. Cyco.net was an e-commerce business until July of 2003 when it sold the assets of its cigarette e-tail business. This decision was made after several states filed civil lawsuits against the New Mexico subsidiary involved in the sale of cigarettes over the internet. The company's management felt that although the company had legal ground to stand on it would be much to costly to defend in a court of law. The company chose to pursue other business opportunities and on November 19, 2003, Cyco.net, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc., a Wisconsin corporation, in a stock for stock purchase.

CORE BUSINESS

      Cyco.net,   Inc.  through  its  wholly  owned  subsidiary  Orion  Security
Services, Inc. ("OSSI") provides secure computer network and management solutions and video surveillance systems via satellite communication. OSSI is a development stage company.

      OSSI's operations are in Oakton, Virginia and was organized to deliver two products; a revolutionary new network security and management control system, OSSI ComSecure(C) Controller and an innovative, manned or unmanned, mobile video-voice-data and alarm transfer surveillance system, OSSI SatSecure(C) Surveillance System.

OSSI COMSECURE(C) CONTROLLER

      The ComSecure(C) Controller is designed to give a global network enterprise full control of all traffic, devices and subscribers within an IP network. With Internet inspired threats on the increase, government and commercial enterprises are able to now gain full control of their IT infrastructure, maximizing network performance and simultaneously offering an enhanced user experience. This all-in-one rack mount device changes the way network security and management is accomplished by managing what goes on both inside and outside the network, by eliminating damaging content from ever entering the network and by automating tasks for enhanced network performance.

      By managing and inspecting every IP packet, through all 7 layers traversing the network, ComSecure(C) Controller will never allow IP packets containing unauthorized or malicious code to penetrate an enterprise.

      The ComSecure(C) Controller breaks the network processing bottleneck and increases total performance by executing tasks previously performed by firewalls and routers, and by eliminating the need for additional control boxes such as authentication servers, packet shapers, monitoring devices, intrusion detection and protection servers and access control systems.

      The Company is focused on two markets, consisting of public and private sectors. The Company is working to establish relationships with key departments and agencies within the U.S. Government where the ComSecure(C) Controller is deemed of strategic value and with integrator partners that control the delivery mechanisms to government and commercial clients.

      The ComSecure(C) Controller is a patent pending complete network control device designed to give the administrator full control of all traffic, devices and subscribers in an IP network.

OSSI SATSECURE(C) SURVEILLANCE SYSTEM

      OSSI has introduced a surveillance technology in a rugged transceiver board-level design that delivers bi-directional video, audio, alarm/sensor and data transfer between virtually any two locations on earth with exceptional quality in limited bandwidth environments from 9.6 to 384 KBPS. The SatSecure(C)

Surveillance System can use a variety of communication channels such as ISDN, IP, PSTN (Public Switched Telephone Networks), INMARSAT SatPhones (64 KBPS) and GSM phones (9.6 KBPS) to transfer and remotely control video, audio, alarm/sensor and data between two units at different locations.

      The Company believes that the versatile nature of its products lends itself to several markets, including law enforcement, aviation, telemedicine, shipping, exploration, public transportation, construction, retail, power plants, civilian and military government and state and local "First Responder" activities. All these markets have a requirement for surveillance and collaborative communication capability with the added back-up communication component of satellite transmission.

SOURCES OF SUPPLY

      Cyco.net expects to contract with third party manufacturers to produce the ComSecure and SatSecure products.

INDUSTRY

      The Company will be entering the highly competitive industry of computer network security with the ComSecure(C) Network Controller. Currently there are several options for protecting a secure computer network. Most are comprised of a group of components that collectively form a barrier between networks, commonly referred to as Firewalls. Firewalls, which are not standardized, usually consist of several layers of applications and hardware that work to ensure that no single point of vulnerability exists. Firewalls often consist of a bastion host, Proxy servers, packet screening tools, multiple routers, a "demilitarized zone", Virus Detection and Intrusion Detection Devices. Currently there are several large corporations that provide these services to the market, including Cisco Systems, Nortel Networks, Check Point Software, and IBM.

COMPETITION

      Our competitors have substantially greater resources that we do, and a large market presence. These companies also have name and brand recognition which often implies reliability to the customer. Currently, most network security platforms are made up of several different devices and software, which are often manufactured by different companies. This translates into customers having compatibility issues, and or the exclusion of one or more levels of protection which will ultimately leave their network vulnerable to attack. The ComSecure(C) Controller breaks the network processing bottleneck and increases total performance by executing tasks previously performed by firewalls and routers, and by eliminating the need for additional control boxes such as authentication servers, packet shapers, monitoring devices, intrusion detection and protection servers and access control systems. This all in one system results in a smaller footprint, increased performance and capability and a significantly lower cost of ownership.

      The Company has not been able to identify any direct competitors with the SatSecure Viewer. Many companies sell some of the individual parts that make up the SatSecure, such as satellite phones, and remote cameras, but the closest competition is a company in Europe called the AVS-RIO. The AVS-RIO system is a remote surveillance system that transmits its signal via cable TV systems; the system must be employed in an area with access to cable TV. The SatSecure system uses satellites to communicate; the SatSecure system can be deployed anywhere in the world that is covered by communication satellites.

GOVERNMENT REGULATION

The Company does not know of any government regulations concerning either of its products.

EMPLOYEES

      Cyco.net, Inc. currently has three full-time employees and OSSI, Inc. currently has four full-time employees.

COMPANY HISTORY

      Cyco.net is the successor to Deluxe Onyx Company, a company incorporated in 1921 and which produced motion pictures. In 1987, Deluxe Onyx Company changed its name to Walsh Communications Group, Inc and moved its domicile to Nevada. On May 4, 1990, its name was changed to AVE, Inc. AVE, Inc. was inactive from 1990 to April 1997 when it began to seek to acquire an operating business. In December 1997, AVE, Inc. acquired Digital Manufacturing Inc. in a reverse merger. Digital Manufacturing Inc. produced an antenna that could be re-engineered to operate in the home satellite frequency spectrum. In February 1999, AVE, Inc. sold its antenna business.

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

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. In the years ended December 31, 2003 and 2002, we had net losses of $4,902,363 and $325,593, respectively. In addition the Company is subject to legal action. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2003 and 2002 financial statements, which states that Cyco.net's ability to continue as a going concern depends upon its ability to secure financing and attain profitable operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand and anticipated from our operations. The Company purchased a wholly-owned subsidiary, OSSI, and through its SatSecure system and ComSecure controller sales, hopes to attain profitable operations.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $774,237 at December 31, 2003, which means that our current liabilities exceeded our current assets on December 31, 2003 by $774,237. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      On April 1, 2004, the Company moved its executive offices to 400 Gold SW, Suite 1000, Albuquerque, NM 87102. Cyco.net entered into a two year lease contract with a monthly basic lease payment of $1,400. Rent expense for the year ended December 31, 2003 was $15,666. On January 28, 2004, Cyco.net entered into a thirty-nine month lease contract for the operations of OSSI at 8280 Greensboro Dr, McLean VA 22102. The basic monthly lease payment is $5,590.

ITEM 3.  LEGAL PROCEEDINGS

      On January 28, 2003, the Company's subsidiary Cyco.net, Inc. was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The suit alleges that Cyco.net, Inc. failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages are to be determined at trial.

      On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary Cyco.net, Inc, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500 and failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation. The State of California has made a settlement offerv of $25,000 and settlement negotiations are in process as of the date of this report.

      On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary Cyco.net, Inc. alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the Sate of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. Subsequent to December 31, 2003, the parties agreed to settle for $10,000.

      On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary Cyco.net, Inc. alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit seeks to enjoin Cyco.net, Inc. from doing business in Oregon, $25,000 and attorney's fees. This suit has been settled out of court for $2,000.

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

      During 2003, the State District Court of Travis County, Texas, alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors in violation of the Texas Deceptive Trade Practices - Consumer Protection Act.

      In the remaining four cases, the Company intends to contest the allegations and believes it has meritorious defenses in each case. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

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

                                                       BID PRICE PER SHARE
                                                    -------------------------
                                                     HIGH               LOW
                                                    -------           -------
      January 2, 2001 - March 30, 2001              $0.1000           $0.0200
      April 2, 2001 - June 29, 2001                 $0.1200           $0.0200
      July 2, 2001 - September 28, 2001             $0.1200           $0.0600
      October 1, 2001 - December 31, 2001           $0.1000           $0.0600

      January 2, 2002 - March 29, 2002              $0.0600           $0.0400
      April 1, 2002 - June 28, 2002                 $0.0500           $0.0300
      July 2, 2002 - September 30, 2002             $0.1200           $0.0050
      October 1, 2002 - December 31, 2002           $0.0300           $0.0100

      January 2, 2003 - March 28, 2003              $0.0500           $0.0400
      April 1, 2003 - June 30, 2003                 $0.0100           $0.0050
      July 1, 2003 - September 30, 2003             $0.0100           $0.0050
      October 1, 2003 - December 31, 2003           $0.4800           $0.0100

      The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

      As of March 22, 2004, Cyco.net believes there were approximately 554 holders of record of our common stock.

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

PLAN OF OPERATION

      In the next 12 months, Cyco.net plans to pursue sales of its two products; ComSecure(C) Controller and SatSecure(C) Surveillance System by:

           o    Partnering with major integrators.

           o Pursuing product certification and pilot program evaluation contracts.

           o    Continuing funding efforts.

RESULTS OF OPERATIONS

      Effective July 1, 2003, Cyco.net, Inc. sold its tobacco operations to American Indian CigCo, LLC. In conjunction with this sale American Indian CigCo agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows: (1) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003 and (2) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. Accrued interest receivable of $98,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received.

      Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $122,641 at December 31, 2003 is reflected as deferred revenue.

      On a go forward basis, revenues and expenses from tobacco sales will be shown as operating results of discontinued operations and are shown separately in the accompanying statements of operations.

      On November 19, 2003, Cyco.net, Inc. purchased Orion Security Systems, Inc., a corporation in the development stage, that provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of OSSI, the Company issued 50,000,000 shares of its common stock valued at $4,500,000. The shares were valued at $.09 per share, the fair market value at November 19, 2003. As of December 31, 2003, the Company recorded a loss on asset impairment related to this investment, in the amount of $4,500,000, which was charged to operations.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      Revenues for the year ended December 31, 2003 were $54,264 and was attributable to the sale of the Company's SatSecure Surveillance System, one of OSSI's new products. OSSI recognizes revenue upon shipment of the product.

      Cost of goods sold for the year ended December 31, 2003 were $12,759 and was attributable to sales of one of the Company's new products the SatSecure Servaliance System. This resulted in a gross profit of $41,505.

      General and administrative expenses for the year ended December 31, 2003 were $749,667, which primarily consisted of $10,060 in advertising, $456,588 in payroll expenses, $197,277 in professional fees, $15,666 in rent, $11,012 in amortization and depreciation, $12,500 for website maintenance, $12,232 in travel expense and $34,332 in miscellaneous other expenses.

      General and administrative expenses for the year ended December 31, 2002 were $751,340. During the year ended December 31, 2002, the major components of general and administrative expenses consisted of approximately $30,969 in advertising, $406,479 in payroll (including $150,000 in non-cash stock compensation and the conversion of amounts due from related parties into compensation of $24,706), $50,241 in professional fees, $25,906 in rent, $27,299 in amortization and depreciation, $141,889 in finance costs (including the write-off of offering costs of $107,689 and the change in terms of a warrant of $34,200), $12,991 for website maintenance, $9,783 in travel expense and $45,783 in miscellaneous other expenses.

      During the year ended December 31, 2003, the Company recorded a loss on asset impairment related to the purchase of OSSI, as discussed above, in the amount of $4,500,000, which was charged to operations.

      Cyco.net had an operating loss of $5,208,162 for the 12 months ended December 31, 2003 compared to $751,340 in the comparable period in the prior year. This increase is primarily attributable to the loss on asset impairment related to the purchase of OSSI.

      The Company recognized $53,897 of the gain on discontinued operations during the year ended December 31, 2003. As discussed above, the balance of the gain of $122,641 will be recognized as the payments on the $200,000 current receivable from American Indian Cigco have been received.

      Net income from discontinued operations for the year ended December 31, 2003 and 2002 were $346,405 and $572,204, respectively. This relates primarily to Cyco.net's former cigarette business which was sold in July 2003.

      Cyco.net had a net loss for the year ended December 31, 2003 of $4,902,363, compared to a net loss of $325,593 for the same period last year. This increase in net loss is primarily attributable to the loss of asset impairment described above.

FINANCIAL RESOURCES AND LIQUIDITY

      For the year ended December 31, 2003, cash used in operations was $39,238, cash provided by investing activities was $1,057, and cash provided by financing activities was $41,845. This resulted in a net increase in cash of $3,664 in the year ended December 31, 2003. Cash used in operations consisted of a net loss of $4,902,363, gain of sale of discontinued operations of $53,897 and an increase in trade receivables of $1,840, which was partially offset by amortization and depreciation expenses of $11,283, a loss on asset impairment of $4,500,000, common stock issued for services of $10,000, a decrease in inventory of $22,576, an increase in accounts payable and accrued expenses of $42,623, and an increase in related party payables and accrued expenses of $332,380. Cash provided by investing activities consisted of cash received in the OSSI acquisition. Cash used in financing activities consisted of proceeds from the sale of common stock of $5,448 and proceeds from American Indian Cigco receivable of $53,897 which was offset by payments on notes payable to related parties of $17,500. As of December 31, 2003, Cyco.net had cash-on-hand of $9,299.

      Cyco.net's primary need for cash during the next 12 months are to satisfy current liabilities of $950,420, as well as to support Cyco.net's current operations. Cyco.net's current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. Cyco.net in the next twelve months expects to receive the balance of $139,752 of the current receivable from ACC and hopes to attain profitable operations through its SatSecure System and ComSecure Controller sales. However, Cyco.net will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Equity Line of Credit. Other than the Equity Line of Credit, Cyco.net does not have any commitments for financing.

      In March 2004, Cyco.net entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon Cyco.net registering the shares of common stock with the Securities and Exchange Commission.

      GOING CONCERN. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2003 and 2002, the Company incurred net (losses) of ($4,902,363) and ($325,593), respectively. At December 31, 2003, the Company had a working capital (deficit) of $(774,237) and stockholders' (deficit) of $(761,390). In addition the Company is subject to legal action.

      The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned subsidiary, OSSI, and through its Sat-secure systems sales, hopes to attain profitable operations.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RECENT SALES OF UNREGISTERED SECURITIES

      In March 2004, Cyco.net entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Cyco.net requests an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon Cyco.net registering the shares of common stock with the Securities and Exchange Commission.

      In January and February of 2004, Cyco.net issued a total of 5,525,000 shares of common stock for cash and services. Common stock totaling 4,550,000 shares were issued to various investors for cash aggregating $467,500 and common stock totaling 975,000 shares valued at $371,500 were issued to various service providers in lieu of cash for services.

      On November 19, 2003, Cyco.net, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc. ("OSSI"), a Wisconsin corporation. In the stock for stock purchase, Cyco.net, Inc. issued 50,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Orion Security Services, Inc.

      Cyco.net acquired the stock of OSSI from the following people in exchange for the number of shares of Cyco.net's common stock set forth opposite their names:

Name:                                    No. of Shares:
----                                     -------------
Robert V. Demson                         26,000,000
Francisco Urrea, Jr.                     20,000,000
Paul B. Goldberg                         1,800,000
Harry A. Montefusco                      1,800,000
John F. Morrison                         400,000

      In October 2003, Cyco.net issued 1,000,000 shares of common stock to Francisco Urrea, Jr., a director, for consulting fees.

      Effective July 1, 2003, Cyco.net agreed to sell its Internet tobacco products business to American CigCo, LLC. In conjunction with this sale, American CigCo agreed to purchase 2,000,000 shares of Cyco.net's common stock for $2,800,000 payable in the form of a promissory note bearing interest at 7% per year. Interest payments are due annually commencing July 31, 2004 and the principal is due July 31, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 did not have a material impact on the Company's financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 is not expected to have a material effect on the financial statements.

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

CRITICAL ACCOUNTING POLICIES

      Cyco's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

      Our significant accounting policies are summarized in Note 1 of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

      Our critical accounting policies are organization, revenue recognition, and deferred offering costs.

      ORGANIZATION. Cyco.Net, Inc., a Nevada corporation, operates through its wholly owned subsidiaries, Cyco.net Inc. and Orion Security Systems, Inc. The Company's primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its internet tobacco products division.

      On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc. ("OSSI"), a Wisconsin corporation whose primary line of business is the sale of its ComSecure Controller and its SatSecure Surveillance System, which is designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborn aircraft, ships at sea, and a command and control.

      REVENUE RECOGNITION. Prior to July 1, 2003, the Company's sole source of revenue was the sale of cigarettes through its primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale were FOB shipping point and the Company recorded revenue from cigarette sales when the product shipped. Effective July 1, 2003, the Company sold its internet tobacco products division, accordingly revenues and costs associated with the internet tobacco products division are presented as discontinued operations.

      Effective November 19, 2003, the Company's sole source of revenue is the sale of the ComSecure(C) Controller and SatSecure(C) Surveillance System discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped.

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

      None

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

      Cyco.net's present directors and executive officers are as follows:

          NAME                     AGE          POSITION
          -----------------        -----        -----------------------------
          Richard Urrea            39           Chief Executive Officer and
                                                President
          Daniel Urrea             32           Chief Financial Officer
          Francisco                74           Director
          Urrea, Jr.
          Robert V. Demson         50           Chief Operating Officer of OSSI


      The following is a brief description of the background of the directors and executive officers of Cyco.net.

      RICHARD URREA has been President and Chief Executive Officer of Cyco.net, Inc. since inception in January 1999. He served as President of Sycom International, Inc. from 1997 to 1999. Sycom is a data communications company. Mr. Urrea led the company from start up through national marketing plan and implementation of its manufacturing plan. The company currently manufactures its products and markets them throughout the U.S. and is in the process expanding into foreign markets. From 1996 to 1997, Mr. Urrea was President of Klaire International Ltd., an export company distributing automotive parts in Mexico. From 1995-1996, Mr. Urrea served as the managing member of Toltec Fruit, L.C., a limited liability company involved in the importation of fruit into the United States from Mexico and South America. From 1993 to 1995, Mr. Urrea worked on the development and marketing plan for Septima Enterprises Inc. From 1991 to 1993, Mr. Urrea managed the Albuquerque Office of White Discount Securities. In 1990, Mr. Urrea was contract administrator for Foresight, Inc., an Albuquerque, laser-optics, government contractor. In 1989, Mr. Urrea served as marketing director for HDI System, Inc. where he devised and implemented an international marketing plan for an ignition system for marine application. In 1985 and 1986, Mr. Urrea owned and operated Shannon Euro Motorcars, a European automobile importing and maintenance company. Mr. Urrea sold the business in 1986 to attend Baylor University. Mr. Urrea received his Bachelor of Business Administration in Marketing and Business Broadcasting from Baylor University's Hankammer School of Business in 1989.

      FRANCISCO URREA, JR. has served on the Board of Directors of Cyco.net, Inc. since inception in January 1999. Mr. Urrea was the founder of several public companies including Diagnostek, Inc., a prescription benefits management and hospital pharmacy management company (New York Stock Exchange), Nuclear Pharmacy Incorporated, a centralized radiopharmacuetical company servicing several hundred hospitals throughout the United States (NASDAQ), Summa Medical Corporation, a research and development company (American Stock Exchange), Septima Enterprises, Inc., a company that has developed a high voltage automotive ignition system (NASDAQ Bulletin Board) and Advanced Optics Electronics, Inc., a company developing a high-intensity, flat- panel display (NASDAQ Bulletin Board). Mr. Urrea served as Chairman of the Board of Directors of Nuclear Pharmacy Incorporated from 1974 until 1982. Mr. Urrea served as Chairman of the Board of Summa Medical Corporation from 1978 until 1990, as President from 1978 through April 1982 and as President again from October 1986 through February 1990. Mr. Urrea served as Chairman of the Board of Directors of Diagnostek from 1983 through 1985. Mr. Urrea also was a director of Septima Enterprises and served as president from 1988 through 1992. Mr. Urrea has served as Vice Chairman of the New Mexico State Investment Council, Chairman of the New Mexico Game and Fish Department, Commissioner of the New Mexico State Racing Commission, Member of the New Mexico Industrial Development Commission, Member of the New Mexico Foreign Trade and Investment Council, and Member of the United States Department of Commerce's Biotechnology Advisory Committee. Mr. Urrea graduated from Saint Mary's High School in 1949 after which he served two years in the United States Navy during the Korean War. He is currently Chairman of the Board of Directors of Klaire International, Ltd., a company holding the exclusive distribution rights in Mexico for a patented automotive ignition product developed in the United States by Septima Enterprises, Inc.

      DANIEL URREA has been Chief Financial Officer with Cyco.net since inception in January 1999. Prior to his involvement with the Cyco.net, Mr. Urrea worked with Sycom International, manufacturer and distributor of Radio Telemetry Units. During that time Mr. Urrea was responsible for the maintenance of the accounting records for the company, and was instrumental in the development of the company's business plan. Before this, Mr. Urrea worked for Klaire International, an exporter of automotive accessories to Mexico, in the same capacity. From January 1996 thorough August 1996 Mr. Urrea worked with Equinox International, an international marketing and distribution company, where he was involved in sales and talent recruiting activities. In the Spring of 1995, Mr.

Urrea received a Bachelors in Business Administration with a concentration in Finance from the Anderson Schools of Management at the University of New Mexico. Mr. Urrea has also spent several months out of the country where he studied business and other cultures.

      ROBERT V. DEMSON has been President and Chief Operating Officer with OSSI since 2002. From 2000 to 2002, he worked for Baltimore Technologies as Director of Federal Sales. He was responsible for the Sales and Marketing of the company's access control/privilege management, PKI tool kit suite, digital certificate and digital signature products and services to the Federal Government and the integrators controlling major Information Assurance programs. From 1996 to 2000, Mr. Demson worked for Datacard Group as Vice President of the Government Solutions Group. He directed the federal, state and provincial government sales and marketing team for the US and Canada delivering the company's critical secure identity network systems and technologies such as secure drivers license systems, electronic benefits transaction solutions, smart cards, biometrics and digital imaging to government clients. Offerings include the world's premier family of identity software and the largest family of plastic card issuance printers. Applications included employee and student ID programs, as well as national ID, healthcare, driver's license and passport programs. He successfully executed the North American strategic government sales plan leading to government contracts for systems, services and maintenance exceeding $100,000,000 over five years.

FAMILY RELATIONSHIPS

      Richard Urrea, our President and Chief Executive Officer, is the son of Francisco Urrea, Jr., one of our Directors, and the brother of Daniel Urrea, our Chief Financial Officer.

COMMITTEES

      Cyco.net's Board of Directors serves as the audit committee. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.

CODE OF ETHICS

      On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by Cyco.net, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2003, 2002 and 2001 to Cyco.net's three highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                              ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                     --------------------------------------------- ------------------------------
                                                                         AWARDS          PAYOUTS
                                                                   -------------------- ---------
                                                        OTHER      RESTRICTED
                                                       ANNUAL        STOCK     OPTIONS/   LTIP    ALL OTHER
NAME AND                     SALARY         BONUS    COMPENSATION   AWARD(S)      SARS   PAYOUTS  COMPENSATION
PRINCIPAL POSITION   YEAR     ($)            ($)         ($)          ($)         (#)      ($)        ($)
------------------   ----     ---            ---         ---          ---         ---      ---        ---
Richard Urrea,
Chief Executive      2003     $42,100     $75,000(4)     --                --     --       --         --
Officer
And President        2002    $110,750           --       --        $30,000(1)     --       --         --
                     2001     $75,600           --       --        $35,000(2)     --       --         --

Daniel Urrea,        2003     $30,333     $75,000(4)     --                --     --       --         --
Chief Financial      2002     $57,822           --       --        $30,000(1)     --       --         --
Officer
And                  2001     $40,000           --       --        $35,000(2)     --       --         --
Secretary/Treasurer

Robert V Demson,     2003    $156,000(3)        --       --                --     --       --         --
Chief Operating      2002    $ 54,000(3)        --       --                --     --       --         --
Officer OSSI

----------

      (1)    These  represent  1,000,000  shares of common stock  issued to each of Richard  Urrea and Daniel
Urrea.  These shares were valued at $0.03 per share on the date of grant.

      (2)    These  represent  1,750,000  shares of common stock  issued to each of Richard  Urrea and Daniel
Urrea.  These shares were valued at $0.03 per share on the date of grant.

      (3)    During the years ended December 31, 2003 and 2002,  Robert  Demson's  salary was accrued.  Mr. Demson's salary is currently $225,000 per year.

      (4)     A bonus of $75,000  each was accrued for Richard  Urrea and Daniel Urrea for reduced  salaries  paid in the year ended December 31, 2003.

EMPLOYMENT AGREEMENTS

      Effective January 1, 2004, Cyco.net entered into a 5-year employment agreement with Richard Urrea. Mr. Urrea is employed as the President and Chief Executive Officer of Cyco.net. Mr. Urrea's annual salary is $120,000. Mr. Urrea is also entitled to discretionary bonuses to be determined by the Company's board of directors and the use of a Company car.

      Effective January 1, 2004, Cyco.net entered into a 5-year employment agreement with Daniel Urrea. Mr. Urrea is employed as the Chief Financial Officer of Cyco.net. Mr. Urrea's annual salary is $90,000. Mr. Urrea is also entitled to discretionary bonuses to be determined by the Company's board of directors and the use of a Company car.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                     NUMBER
                                      NUMBER                     OF SECURITIES
                                        OF                         REMAINING
                                    SECURITIES                     AVAILABLE
                                      TO BE                       FOR FUTURE
                                      ISSUED   WEIGHTED-AVERAGE    ISSUANCE
                                       UPON        EXERCISE      UNDER EQUITY
                                     EXERCISE        PRICE       COMPENSATION
                                        OF            OF             PLANS
                                   OUTSTANDING    OUTSTANDING     (EXCLUDING
                                     OPTIONS,      OPTIONS,       SECURITIES
                                     WARRANTS    WARRANTS AND      REFLECTED
                                    AND RIGHTS      RIGHTS      IN COLUMN (a))
                                    ----------   ------------   --------------
                                       (a)            (b)             (c)
                                    ----------   ------------   --------------

Equity compensation plans
approved by security holders          1,350,000          $0.08        2,650,000

Equity compensation plans not
approved by security holders                  0             $0                0

TOTAL                                 1,350,000          $0.08        2,650,000


No options have been granted to the named officers and directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

      The following table sets forth, as of December 31, 2003, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                         COMMON STOCK
                                                      BENEFICIALLY OWNED
                                             -----------------------------------
NAME/ADDRESS                                        NUMBER          PERCENT(1)
------------------------------------------   ------------------ ----------------
Robert V Demson                              26,000,000                30.3%
11702 Saddle Crescent Circle
Oakton, VA 22124

Mathew Urrea - Tres Santos Limited
 Partnership(2)                             10,000,000                11.7%
7850 Jefferson NE Suite 140
Albuquerque, NM 87109

Mathew Urrea - Urrea Family Limited
 Partnership(2)                              8,000,000                  9.3%
7850 Jefferson NE Suite 140
Albuquerque, NM 87109

Daniel Urrea                                 5,046,000                  5.9%
3009 Charleston NE
Albuquerque, NM 87110

Richard Urrea                                4,721,000                  5.5%
600 Alcalde SW #4D
Albuquerque, NM 87104

Francisco Urrea Jr.                          3,709,000                  4.3%
3009 Charleston NE
Albuquerque, NM 87110


All Officers and Directors                   39,476,000                46.1%

----------
      (1) Applicable percentage of ownership is based on 85,715,913 shares of common stock outstanding as of December 31, 2003, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Cyco.net.

      (2) Mathew Urrea is the Trustee for and has beneficial ownership of the common stock held by the Urrea Family through these two partnerships. Mathew Urrea is a brother to Richard Urrea and Daniel Urrea and the son of Francisco Urrea, Jr.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 2003 and 2002 the Company paid $12,500 and $26,500, respectively, in consulting fees to Brent Wolford for website development and maintenance. In October 2003, the Company issued 1,000,000 shares of restricted common stock to Francisco Urrea, Jr., a Company director, for consulting fees.

      During the year ended December 31, 2002 the Company converted $24,706 due from related parties into compensation. As a result, the Company recorded compensation expense of $24,706, which is included in general and administrative expenses.

      At December 31, 2003 the Company has recorded notes payable and accrued interest payable to affiliates in the aggregate amount of $20,443, including interest of $6,673. In addition, the Company owes an officer/shareholder, $15,368 for reimbursement of operating expenses paid on behalf of the Company, plus $210,000 of accrued and unpaid compensation, which is included in general and administrative expenses ($156,000 and $54,000 for the years ended December 31, 2003 and 2002, respectively).

      At December 31, 2003, accrued expenses - related party includes the $210,000 of unpaid compensation described above, plus an aggregate of $300,000 of unpaid bonuses to employees and the Company's website designer, all of whom are also shareholders.

      On November 19, 2003, Cyco.net, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc. ("OSSI"), a Wisconsin corporation. In the stock for stock purchase, Cyco.net, Inc. issued 50,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Orion Security Services, Inc.

      Cyco.net acquired the stock of OSSI from the following people in exchange for the number of shares of Cyco.net's common stock set forth opposite their names:

Name:                                    No. of Shares:
----                                     -------------
Robert V. Demson                         26,000,000
Francisco Urrea, Jr.                     20,000,000
Paul B. Goldberg                         1,800,000
Harry A. Montefusco                      1,800,000
John F. Morrison                         400,000

      In August 2002, the Company issued 1,000,000 shares of common stock valued at $30,000 to each of the following related parties: Richard Urrea, Daniel Urrea and Brent Wolford.

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

3.2            Certificate of Agreement of Merger of DeLuxe   Incorporated by reference to Exhibit
               Onyx Company dated January 23, 1987            2.8 to the Company's Annual Report on
                                                              Form 10-KSB as filed with the
                                                              Securities and Exchange Commission on
                                                              April 16, 2001

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

3.7            Certificate of Amendment to Articles of        Incorporated by reference to Exhibit
               Cyco.net, Inc. to change name from Ave, Inc.   21.2 to the Company's Annual Report
               to Cyco.net, Inc.                              on Form 10-KSB as filed with the
                                                              Securities and Exchange Commission on
                                                              April 16, 2001

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

                                               20

EXHIBIT NO.    DESCRIPTION                                    LOCATION
-----------    -----------                                    --------
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

10.7           Equity Line of Credit Agreement dated as of    Incorporated by reference to Exhibit
               August 2001 between Cyco.net and Cornell       10.7 to the Company's 10-QSB for the
               Capital Partners, L.P.                         quarter ended September 30, 2001
                                                              filed with the Securities and
                                                              Exchange Commission on November 12,
                                                              2001

                                               21

EXHIBIT NO.    DESCRIPTION                                    LOCATION
-----------    -----------                                    --------
10.8           Warrant dated as of August 2001 given by       Incorporated by reference to Exhibit
               Cyco.net to Cornell Capital Partners, L.P.     10.7 to the Company's 10-QSB for the
                                                              quarter ended September 30, 2001
                                                              filed with the Securities and
                                                              Exchange Commission on November 12,
                                                              2001

10.9           Registration Rights Agreement dated August     Incorporated by reference to Exhibit
               2001 between Cyco.net and Cornell Capital      10.7 to the Company's 10-QSB for the
               Partners, L.P.                                 quarter ended September 30, 2001
                                                              filed with the Securities and
                                                              Exchange Commission on November 12,
                                                              2001

10.10          Escrow Agreement dated as of August 2001       Incorporated by reference to Exhibit
               among Cyco.net, Cornell Capital Partners,      10.7 to the Company's 10-QSB for the
               L.P., Butler Gonzalez LLP and First Union      quarter ended September 30, 2001
               National Bank                                  filed with the Securities and
                                                              Exchange Commission on November 12,
                                                              2001

10.11          Asset Purchase and Investment agreement        Incorporated by reference to Exhibit
               dated June 13, 2003 between Cyco.net,          10.11 to the Company's Quarterly
               Inc. and American Indian Cigco, LLC.           Report on Form 10QSB as filed with
                                                              the Securities and Exchange
                                                              Commission on August 19,2003.

10.12          One Year Installment Note dated June 13,       Incorporated by reference to Exhibit
               2003,                                          10.12 to the Company's Quarterly
               between Cyco.net, Inc. and American Indian     Report on Form 10QSB as filed with
               Cigco, LLC.                                    the Securities and Exchange
                                                              Commission on August 19,2003

10.13          Five Year Capital Note dated June 13, 2003,    Incorporated by reference to Exhibit
               among Cyco.net, Inc., American Indian Cigco,   10.13 to the Company's Quarterly
               LLC                                            Report on Form 10QSB as filed with
               and CigCo-Epic Venture.                        the Securities and Exchange
                                                              Commission on August 19,2003


10.14          Purchase Agreement dated November 19, 2003     Incorporated by reference to Exhibit
               between Cyco.net, Inc. and Orion Security      10.11 to the Company's 8K dated
               Services, Inc.                                 November 19, 2003 filed with the
                                                              Securities and Exchange Commission on
                                                              December 4, 2003.

10.15          Standby Equity Distribution Agreement dated    Provided herewith
               as of March 2004 between Cyco.net and
               Cornell Capital Partners, LP

10.16          Registration Rights Agreement dated as of      Provided herewith
               March 2004 between Cyco.net and Cornell
               Capital Partners, LP

10.17          Placement Agent Agreement dated as of March    Provided herewith
               2004 between Cyco.net and Cornell Capital
               Partners, LP

10.18          Employment Agreement dated as of January 1,    Provided herewith
               2004 between Cyco.net and Richard Urrea

10.19          Employment Agreement dated as of January 1,    Provided herewith
               2004 between Cyco.net and Daniel Urrea

14.1           Code of Ethics                                 Provided herewith

                                       22

EXHIBIT NO.    DESCRIPTION                                    LOCATION
-----------    -----------                                    --------
31.1           Certification re: Section 302 (CEO)            Provided herewith

31.2           Certification re: Section 302 (CFO)            Provided herewith

32.2           Certification re: Section 906 (CEO)            Provided herewith

32.2           Certification re: Section 906 (CFO)            Provided herewith


      (b) On December 4, 2003, Cyco.net, Inc. filed a report on Form 8K announcing the acquisition of Orion Security Services, Inc. on November 19, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees billed for professional services rendered was $15,575 and $12,170 for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

      AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fee."

      TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

      ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2003 and 2002. These fees related to the review of the Company's Registration Statement.

      AUDIT COMMITTEE POLICIES AND PROCEDURES. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Cyco.net by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Stark Winter Schenkein & Co., LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYCO.NET, INC.

Date:   April 12, 2004                    By:  s/ RICHARD URREA
                                               ----------------
                                               Richard Urrea
                                               President and Chief Executive
                                               Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   April 12, 2004                    By:  /s/ RICHARD URREA
                                               -----------------
                                               Richard Urrea
                                               President and Chief Executive
                                               Officer


Date:   April 12, 2004                    By:  /s/ DANIEL URREA
                                               ----------------
                                               Daniel Urrea
                                               Chief Financial Officer


Date:   April 12, 2004                    By:  /s/ FRANCISCO URREA, JR.
                                               ------------------------
                                               Francisco Urrea, Jr.
                                               Director

                                 Cyco.Net, Inc.
                                Table of Contents


                                                                            Page
                                                                            ----

Report of Independent Auditors                                                 1

Consolidated Balance Sheet                                                     2

Consolidated Statements of Operations                                          3

Consolidated Statements of Changes in Stockholders' (Deficit)                  4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-21

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Cyco.Net, Inc.


We have audited the accompanying consolidated balance sheet of Cyco.Net, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyco.Net, Inc. as of December 31, 2003, and the results of its operations, and its cash flows for each of the two years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 23, 2004

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS
    Cash                                                         $     9,299
    Receivables - trade                                               27,132
    Receivable - ACC                                                 139,752
                                                                 ---------------
      Total current assets                                           176,183
                                                                 ---------------
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $4,392                                            10,942
                                                                 ---------------
OTHER ASSETS
  Deposit                                                              1,905
                                                                 ---------------
                                                                 $   189,030
                                                                 ===============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   281,968
   Accounts payable - related party                                   15,368
   Accrued expenses - related party                                  510,000
   Notes and interest payable - related party                         20,443
   Deferred gain                                                     122,641
                                                                 ---------------
      Total current liabilities                                      950,420
                                                                 ---------------
STOCKHOLDERS' (DEFICIT)
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 85,715,931 shares issued and outstanding            85,716
   Additional paid in capital                                      7,697,969
   Stock subscription receivable                                  (2,800,000)
   Accumulated (deficit)                                          (5,745,075)
                                                                 ---------------
                                                                    (761,390)
                                                                 ---------------

                                                                 $   189,030
                                                                 ===============


        See accompanying notes to the consolidated financial statements.

                                   CYCO.NET, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31,
                                                      2003           2002
                                                 --------------  ------------

REVENUES                                          $     54,264   $         -
                                                 --------------  ------------
COSTS OF GOODS SOLD                                     12,759             -
                                                 --------------  ------------
GROSS PROFIT                                            41,505             -
                                                 --------------  ------------
OTHER COSTS AND EXPENSES
   General and administrative                          749,667       751,340
   Loss on asset impairment                          4,500,000             -
                                                 --------------  ------------
                                                     5,249,667       751,340
                                                 --------------  ------------
OPERATING INCOME (LOSS)                             (5,208,162)     (751,340)
                                                 --------------  ------------
OTHER INCOME (EXPENSE)
   Interest income                                       5,100             -
  Interest expense                                      (2,603)       (1,457)
  Gain on sale of assets of discontinued
    operations                                          53,897             -
                                                 --------------  ------------
                                                        56,394        (1,457)
                                                 --------------  ------------
(LOSS) BEFORE INCOME TAXES (BENEFIT)                (5,151,768)     (752,797)

INCOME TAXES (BENEFIT)                                  97,000       145,000
                                                 --------------  ------------
(LOSS) BEFORE DISCONTINUED OPERATIONS               (5,248,768)     (897,797)

DISCONTINUED OPERATIONS
   Net income of discontinued operations,
   net of income taxes (benefit) of $97,000
   and $145,000, respectively                          346,405      572,204
                                                 --------------  ------------

NET (LOSS)                                        $ (4,902,363)  $ (325,593)
                                                 ==============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                           39,499,292    28,592,309
                                                 ==============  ============

NET (LOSS) PER COMMON SHARE
   (Loss) from operations                              $ (0.13)      $ (0.03)
   Income from discontinued operations                    0.01          0.02
                                                 --------------  ------------
                                                       $ (0.12)      $ (0.01)
                                                 ==============  ============



        See accompanying notes to the consolidated financial statements.


                                                           CYCO.NET, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)



                                                                         Common Stock                  Additional
                                                                  -------------------------------        Paid in
                                                                    Shares             Amount            Capital
                                                                  ----------------  -------------   ---------------
Balance at December 31, 2001                                           26,496,419       $ 26,496         $ 489,109

  Shares issued for services at $.03 per share                          5,000,000          5,000           145,000

  Stock compensation related to term change on warrant                          -              -            34,200

  Net (loss) for the year                                                       -              -                 -
                                                                  ----------------  -------------   ---------------

Balance at December 31, 2002                                           31,496,419         31,496           668,309

  Shares issued  at $.005 per share, pursuant
      to Equity Line of Credit draw                                     1,219,512          1,220             4,228

  Shares issued for stock subscription at $1.40 per share               2,000,000          2,000         2,798,000

  Shares issued for services at $.01 per share                          1,000,000          1,000             9,000

  Shares issued at OSSI purchase at $.09 per share                     50,000,000         50,000         4,218,432

  Purchase of OSSI                                                              -              -                 -

  Net (loss) for the year                                                       -              -                 -
                                                                  ----------------  -------------   ---------------

Balance December 31, 2003                                              85,715,931       $ 85,716       $ 7,697,969
                                                                  ================  =============   ===============




                                  See accompanying notes to the consolidated financial statements.

                                                                  4


                                                           CYCO.NET, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)



                                                                           Stock
                                                                       Subscription         Accumulated
                                                                        Receivable           (Deficit)         Total
                                                                   ------------------   ----------------  ----------------
Balance at December 31, 2001                                                     $ -         $ (517,119)         $ (1,514)

  Shares issued for services at $.03 per share                                     -                  -           150,000

  Stock compensation related to term change on warrant                             -                  -            34,200

  Net (loss) for the year                                                          -           (325,593)         (325,593)
                                                                   ------------------   ----------------  ----------------
Balance at December 31, 2002                                                       -           (842,712)         (142,907)

  Shares issued  at $.005 per share, pursuant
      to Equity Line of Credit draw                                                -                  -             5,448

  Shares issued for stock subscription at $1.40 per share                 (2,800,000)                 -                 -

  Shares issued for services at $.01 per share                                     -                  -            10,000

  Shares issued at OSSI purchase at $.09 per share                                 -                  -         4,268,432

  Purchase of OSSI                                                                 -                  -                 -

  Net (loss) for the year                                                          -         (4,902,363)       (4,902,363)
                                                                   ------------------   ----------------  ----------------

Balance December 31, 2003                                               $ (2,800,000)      $ (5,745,075)       $ (761,390)
                                                                   ==================   ================  ================




                                  See accompanying notes to the consolidated financial statements.

                                                                  4A

                                             CYCO.NET, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            2003                    2002
                                                                                         ----------------   --------------
OPERATING ACTIVITIES
       Net (loss)                                                                         $   (4,902,363)   $    (325,593)
       Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
             Amortization                                                                         10,000           25,542
             Depreciation                                                                          1,283            1,757
             Stock compensation                                                                        -          184,200
             Loss on asset impairment                                                          4,500,000                -
             Gain on sale of assets of discontinued operations                                   (53,897)
             Common stock issued for services                                                     10,000                -
             Conversion of amounts due from related parties into compensation                          -           24,706
             Write-off of deferred offering costs                                                      -          107,689
       Changes in assets and liabilities:
            (Increase) decrease in receivables - trade                                            (1,840)           6,705
            (Increase) decrease in inventory                                                      22,576          (15,382)
            Increase in accounts payable and accrued expenses                                     42,623           35,230
            Increase in accounts and notes payable to related party                               15,980                -
            Increase in accrued expenses - related party                                         316,400                -
                                                                                         ----------------   --------------
                    Net cash provided by (used in) operating activities                          (39,238)          44,854
                                                                                         ----------------   --------------
INVESTING ACTIVITIES
       (Purchase) disposal of property and equipment                                                   -           (3,330)
       Cash received in OSSI acquisition                                                           1,057                -
       (Purchase) disposal of intangible assets                                                        -          (14,000)
                                                                                         ----------------   --------------
                   Net cash (used in) investing activities                                         1,057          (17,330)
                                                                                         ----------------   --------------

FINANCING ACTIVITIES
       Proceeds from sale of common stock                                                          5,448                -
       Payments on notes payable - related party                                                 (17,500)               -
       Proceeds from receivable - ACC                                                             53,897                -
       Payments of deferred offering costs                                                             -          (27,108)
                                                                                         ----------------   --------------
                   Net cash provided by (used in) financing activities                            41,845          (27,108)
                                                                                         ----------------   --------------
                         Net increase in cash                                                      3,664              416

CASH AT BEGINNING OF YEAR                                                                          5,635            5,219
                                                                                         ----------------   --------------
CASH AT END OF YEAR                                                                       $        9,299    $       5,635
                                                                                         ================   ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid for interest                                                        $            -    $       1,457
                                                                                         ================   ==============
             Cash paid for income taxes                                                   $            -    $           -
                                                                                         ================   ==============

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

       Issuance of stock for services                                                     $       10,000     $    150,000
                                                                                         ================   ==============
       Account receivable - ACC, net of discount of $6,351                                $     (193,649)    $          -
                                                                                         ================   ==============
       Stock subscription receivable                                                      $   (2,800,000)    $          -
                                                                                         ================   ==============
       Sale of net assets of discontinued operations                                      $       17,112     $          -
                                                                                         ================   ==============
       Issuance of stock for purchase of assets                                           $    4,268,432     $          -
                                                                                         ================   ==============

                                  See accompanying notes to the consolidated financial statements.



                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cyco.Net, Inc. (the "Company") is the successor to AVE, Inc. a Nevada corporation and operates through its wholly owned subsidiaries, Cyco.net (a New Mexico corporation) and Orion Security Systems ("OSSI"), discussed below.

Prior to July 1, 2003, the Company's primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its internet tobacco products division, as more fully discussed in Notes 5 and 11.

On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc. ("OSSI"). a Wisconsin corporation whose primary line of business is the sale of its Sat-secure system, which is designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborn aircraft, ships at sea, and a command and control center (see Note 12).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain amounts presented in the previous year's financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

Prior to July 1, 2003, the Company's sole source of revenue was the sale of cigarettes through its primary website (cyco.net), which has been designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale were FOB shipping point and the Company recorded revenue from cigarette sales when the product shipped. As discussed in Notes 5 and 11, effective July 1, 2003, the Company sold its internet tobacco products division, accordingly revenues and costs associated with the internet tobacco products division are presented as discontinued operations.

Effective November 19, 2003, the Company's sole source of revenue is the sale of the Sat-secure system discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped (see Note 12).

DISCOUNT AND FEES RELATED TO THE EQUITY LINE OF CREDIT

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

ADVERTISING

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $10,060 in 2003 and $30,969 in 2002.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - TRADE

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and office equipment, is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

NET (LOSS) PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

INTANGIBLES

Product and website development costs incurred in developing the Company's website are accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs to Develop or Obtain Software for Internal Use". Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll- related costs for employees who devote time directly related to the internal-use computer software project, and interest costs incurred while developing internal-use computer software are

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

capitalized.   Product   development   costs,   preliminary   project  and  past
implementation product costs are expensed as incurred. Internal costs for upgrades and enhancements that result in probable additional functionality are capitalized. These capitalized costs are amortized over a two-year period. As discussed in Note 11, the Company sold its internet tobacco products division, including the related assets, effective July 1, 2003.

STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

CONCENTRATIONS

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments have negatively affect the perception of potential and current customers with respect to the tobacco industry, and therefore had a significant influence in the Company's decision to sell its internet tobacco products division as discussed in Note 11.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Cigarettes are generally subject to substantial federal, state and local excise taxes in the United States. However, the Company believes there is uncertainty over the applicability of these taxes to on-line sales of cigarettes. The Company has not collected or remitted excise taxes (or other taxes) on its sales due to this uncertainty. The Company does not collect or remit state sales or other taxes on the sale of cigarettes. The Company does not believe that it has sufficient business contacts in one or more states to require it to collect and remit state sales or other taxes. Moreover, in recent years, state governments have aggressively attempted to collect sales taxes from out-of-state companies. These actions are expensive to defend, regardless of the final outcome. The Company is subject to civil actions filed by the City of New York and four states, related to this issue, as well as cigarette sales to minors (See Note
10).

RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 is not expected to have a material effect on the financial statements.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2003. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2003 and 2002, the Company incurred net (losses) of ($4,902,363) and ($325,593), respectively. At December 31, 2003, the Company had a working capital (deficit) of $(774,237) and stockholders' (deficit) of $(761,390). In addition the Company is subject to legal action (see Note 10).

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. As discussed in Note 12, the Company purchased a wholly-owned
subsidiary,   OSSI,  and  through  its  Satsecure(C)  systems  and  ComSecure(C)

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

controller sales, hopes to attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  EQUITY LINE OF CREDIT

Pursuant to an Equity Line of Credit agreement dated August 16, 2001 the Company may, at its discretion, periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5,000,000. Upon request of an advance under the Equity Line of Credit, Cornell Capital Partners, L.P. (Cornell) will purchase shares of the Company's common stock for 82% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell intends to sell any shares purchased under the Equity Line of Credit at the market price. Subsequent to December 31, 2003, the Company and Cornell entered into a Standby Equity Distribution Agreement, for the issuance of and sale to Cornell, of up to $20,000,000 of the Company's common stock (see Note 14).

ADVANCES. Pursuant to the Equity Line of Credit, the Company may periodically sell shares of common stock to Cornell to raise capital to fund working capital needs. The periodic sale of shares is known as an advance. The Company may request an advance every 5 trading days.

MECHANICS. The Company may, at its discretion, request advances from Cornell by written notice, specifying the amount requested up to the maximum advance amount. A closing will be held 7 trading days after such written notice at which time the Company will deliver shares of common stock and Cornell will pay the advance amount. The Company has the ability to determine when and if an advance is desired.

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

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

STOCK ISSUANCE. As of December 31, 2003 the Company had requested one advance under the Equity Line of Credit, pursuant to which, 1,219,512 shares of the Company's $.001 par value common stock were issued, for net cash proceeds of $5,448.

NOTE 4.  STOCKHOLDERS' (DEFICIT)

During the year ended December 31, 2002 the Company issued 5,000,000 shares of common stock to employees and non-employees in exchange for services valued at $150,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the year ended December 31, 2002 the Company was required to change the terms of a previously issued stock purchase warrant exercisable for 300,000 shares of common stock, expiring on August 16, 2006 and, accordingly, recorded stock compensation of $34,200 (see Note 8).

As discussed in Note 3, the Company issued 1,219,512 shares of common stock pursuant to its equity line of credit, for cash proceeds of $5,448.

During the year ended December 31, 2003 the Company issued 1,000,000 shares of common stock to a director in exchange for services valued at $10,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

Pursuant to the sale of its internet tobacco products division, effective July 1, 2003, the Company issued 2,000,000 shares of its common stock, for notes payable, as more fully described in Note 11.

In connection with the acquisition of OSSI, effective November 19, 2003, the Company issued 50,000,000 shares of its common stock, in exchange for all the issued and outstanding shares of OSSI. The shares were valued at their fair market value as of November 19, 2003 of $4,500,000 (see Note 12).

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Subsequent To December 31, 2003, as more fully discussed in Note 14, the Company issued a total of 5,525,000 shares of common stock for cash and services.

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

NOTE 5.  DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell its Internet tobacco products division (See Note 11). The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation issues as discussed in Note 10.

Operating results of discontinued operations for the years ended December 31, 2003 and 2002 are shown separately in the accompanying statements of operations.

Net sales and net income from discontinued operations are as follows:

                                  2003                 2002
                                  ----                 ----

          Net sales          $2,873,065           $5,179,060
                             ==========           ==========
          Net income         $  346,405           $  572,204
                             ==========           ==========

Assets related to discontinued operations, which were included in the sale, were as follows:

Inventory                                      $  2,070
Property and equipment - net                      3,295
Intangible assets - net                          11,746
                                               --------
Net assets of discontinued operations          $ 17,111
                                               ========

NOTE 6.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002 the Company paid $12,500 and $26,500, respectively, in consulting fees to related parties for website development and maintenance.

During the year ended December 31, 2002 the Company  converted  $24,706 due from

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

related  parties  into   compensation.   As  a  result,   the  Company  recorded
compensation expense of $24,706, which is included in general and administrative expenses.

At December 31, 2003 the Company has recorded notes payable and accrued interest payable to affiliates in the aggregate amount of $20,443, including interest of $6,673. In addition, the Company owes an officer/shareholder, $15,368 for reimbursement of operating expenses paid on behalf of the Company, plus $210,000 of accrued and unpaid compensation, which is included in general and administrative expenses ($156,000 and $54,000 for the years ended December 31, 2003 and 2002, respectively).

Accrued expenses - related party includes the $210,000 of unpaid compensation described above, plus an aggregate of $300,000 of unpaid bonuses to employees and the Company's website designer, all of whom are also shareholders.

NOTE 7.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                            Reconciling            Tax
                                               Item               Effect
                                               ----               ------
Capital  loss carryforward                   $   25,000        $    8,500
Net  operating  loss  carryforward            5,292,000         1,799,500
                                              ---------         ---------
                                             $5,331,000        $1,808,000
                                             ==========        ==========

The capital loss carryforward will expire in 2004 and the net operating loss carryforward will expire through 2023.

The deferred tax asset has been fully reserved as of December 31, 2003. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2003 was an increase of $1,582,500.

NOTE 8.  STOCK BASED COMPENSATION

STOCK OPTIONS
-------------

The Company has a  compensatory  stock option plan.  Under the plan, the Company

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

may grant options for up to 4,000,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the common stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted. All options outstanding at December 31, 2003 have been granted to employees.

Summarized information relative to the Company's stock option plan are as follows:

                                                Number of       Weighted Average
                                                 Shares          Exercise Price
                                                 ------          --------------
Outstanding at December 31, 2001               1,350,000               0.08
Granted                                                -                  -
Exercised                                              -                  -
Forfeited                                              -                  -
                                               ---------              -----
Outstanding at December 31,2002 and 2003       1,350,000              $0.08
                                               =========              =====

An option for 600,000 shares expires in 2004 and an option for 750,000 shares expires in 2006.

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

NOTE 9.  STOCK PURCHASE WARRANT

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

During the year ended December 31, 2002 the Company was required to change the terms of the warrant. As of December 31, 2003 the warrant is exercisable into 1,440,000 shares of common stock at $0.03 per share (see Note 4). The warrant expires on August 16, 2006.

NOTE 10.  CONTIGENT LIABILITY

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, and the State of California has offered to settle for $25,000. As of the date of this report, ongoing settlement negotiations are in process. The case has been consolidated with several other pending suits against other online tobacco retailers.

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. The suit's four counts alleged unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. Subsequent to December 31, 2003, the parties agreed to settle for $10,000, which funds are being held in escrow until April 15, 2004, at which time they will be released to the State of Washington.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin the Company from doing business in Oregon, and was settled out of court, in the fall of 2003, for $2,000, with no admission of liability.

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who are engaged in the business of internet online tobacco sale

On July 10, 2003, the State of Vermont, filed a civil action in Chittenden County against the Company's subsidiary, alleging the sale of cigarettes to a minor in violation of seven Vermont Statutes, deceptive failure to file Jenkins Act reports and inform the Vermont consumers they are required to pay Vermont sales taxes. The suit seeks to enjoin the Company from doing business in the State of Vermont, pay civil damages of up to $10,000 for each sale to a minor, plus attorney's fees and expenses.

During 2003, the State District Court of Travis County, Texas, alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors, in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. Subsequent to December 31, 2003, settlement negotiations are ongoing.

In the remaining cases, the Company has contested the allegations and believes it has meritorious defenses in each case. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuits. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

cases.

NOTE 11.  SALE OF BUSINESS

Effective on July 1, 2003 the Company agreed to sell its Internet tobacco products business to American CigCo, LLC (ACC). In conjunction with this purchase ACC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows:

      o Payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003. The balance of the note is $139,752 at December 31, 2003.

      o Payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. Accrued interest receivable of $98,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $122,641 at December 31, 2003 is reflected as deferred revenue (see discontinued operations at Note 5).

In addition, interest income from the $2,800,000 note receivable will be recognized as the proceeds are collected and the unpaid portion of the principal balance will be recorded as a reduction of stockholders' equity.

NOTE 12.  ACQUISITION OF ASSETS AND LOSS ON ASSET IMPAIRMENT

Effective November 19, 2003, Cyco.net, Inc. entered into a merger agreement with Orion Security Services, Inc. ("OSSI"), a Wisconsin corporation in the development stage, that provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of OSSI, the Company issued 50,000,000 shares of its common stock valued at $4,500,000. The shares were valued at $.09 per share, the fair market value at November 19, 2003. As of December 31, 2003, the Company recorded a loss on asset impairment related to this investment, in the amount of

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

$4,500,000, which was charged to operations.

The purchase price was allocated as follows:

           Current assets                                 $     1,057
           Property and equipment                               9,613
           Current liabilities                               (242,238)
                                                          ------------
           Net liabilities acquired                       $  (231,568)
                                                          ============

The assets acquired and liabilities assumed were recorded at the historical basis of OSSI. The excess of the purchase price paid over the value of the assets acquired of $4,731,568 has been recorded as goodwill.

The following unaudited summarized pro forma information assumes the acquisition had occurred on January 1, 2003.

               Net sales                                  $    112,299
                                                          ============
               Net (loss)                                 $(5,061,684)
                                                          ============
               (Loss) per share:
                 basic and diluted                        $     (0.13)
                                                          ============


NOTE 13.  EXCLUSIVE PURCHASE AND SUPPLY AGREEMENT

Effective October 27, 2003, the Company through its wholly-owned subsidiary OSSI, entered into an exclusive purchase and supply agreement for certain specialized equipment, with the manufacturer, a foreign entity. The term of the agreement extends through December 31, 2006 and provides for two automatic two-year extensions. The agreement calls for an annual minimum purchase quota of (pound)160,000, denominated in UK Pounds.

NOTE 14.  SUBSEQUENT EVENTS

STOCK ISSUANCE

Subsequent to December 31, 2003, the Company issued an aggregate of 5,525,000 shares of its common stock for cash and services, of which 4,550,000 shares were issued for cash proceeds of $467,500, and 975,000 were issued for services in lieu of cash.

EMPLOYMENT AGREEMENTS

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

As a condition to the OSSI stock purchase agreement (Note 12), effective January 1, 2004, the Company has negotiated an employment agreement with the CEO/President of OSSI. The agreement provides for an annual salary of $225,000 through December 31, 2008.

Effective January 1, 2004, the Company has entered into employment agreements with its three employees. The agreements call for aggregate annual salaries of $294,000, through December 31, 2008.

DISTRIBUTOR AGREEMENT

Effective January 1, 2004, the Company, through its wholly-owned subsidiary OSSI, entered into an exclusive distributor agreement with inventors. As per the terms of the agreement, OSSI is granted an exclusive license to distribute, promote, sell, install, service and otherwise maintain and reproduce by its own means, certain surveillance equipment to the U.S. government as well as non-exclusive rights to certain equipment to both U.S. governmental and commercial entities. The term of the agreement extends to December 31, 2007 and provides for an automatic two-year renewal period. The agreement calls for the sale of a minimum of $2,200,000 in equipment and $600,000 in support contracts.

OPERATING LEASE

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. Future minimum lease payments pursuant to this agreement are:

                             Year ended
                             December 31                  Amount
                             -----------              ----------
                                2004                  $   61,485
                                2005                      68,920
                                2006                      70,981
                                2007                      24,253
                                                      -----------
                                                      $  225,639
                                                      ===========

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Effective April 1, 2004, the Company entered into an operating lease for office space, continuing through March 31, 2006. Future minimum lease payments pursuant to this agreement are as follows:

                             Year ended
                             December 31                  Amount
                             -----------              ----------
                                2004                  $   12,600
                                2005                      16,800
                                2006                       4,200
                                                      ----------
                                                      $   33,600
                                                      ==========

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 23, 2004, the Company entered into a Standby Equity Distribution Agreement ("Standby Agreement")with Cornell Capital Partners (see Note 3), pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. This agreement replaces the agreement entered into as of September 2001. As a condition precedent to the execution of the Standby Agreement, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, relating to the shares of common stock issuable under the Standby Agreement. The commitment period for the Standby Agreement extends through the earlier of such time as Cornell has made aggregate advances (as defined in Note
3) of $20,000,000 or two years from the effective date of the registration statement.

The Company is obligated to pay a cash commitment fee to Cornell, equal to 5% of each advance, payable directly from the gross proceeds of each advance, to be held in escrow pursuant the Escrow Agreement entered into with Cornell. Upon the execution of the Standby Agreement, as currently proposed, the Company will issue 490,000 shares of its common stock to Cornell. An additional $10,000 of the Company's common stock is issuable to Newbridge Securities Corporation, as a placement fee, per the Placement Agent Agreement. The Company cannot predict the number of shares to be issued , or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions.