Form 10QSB
period 2004-03-31
CYCO NET INC
filed 2004-05-18
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For transition period from _______________ to  _________________


                        Commission file number 000-30244


                                 CYCO.NET, INC.
                 (Name of small business issuer in its charter)

                                                           Nevada 13-3389415
(State or other jurisdiction                           (IRS Employer ID Number)
       of incorporation)


              400 Gold SW, Suite 1000, Albuquerque, NM    87102
              (Address of principal executive offices)  (Zip code)

                    Issuer's telephone number (505) 248-0000


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares of Common Stock outstanding as of May 10, 2004 was 91,751,931.

                                  CYCO.NET,INC.

                                  FORM 10-QSB

                                      INDEX

                                 March 31, 2004



         PART   I  FINANCIAL INFORMATION

         Consolidated Balance Sheet (unaudited)                         3

         Consolidated Statements of Operations (unaudited)              4

         Consolidated Statements of Cash Flows (unaudited)              5

         Notes to Consolidated Financial Statements (unaudited)         6

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10



         PART   II  OTHER INFORMATION

         Legal Proceedings                                             12

         Changes in Securities and Use of Proceeds                     13

         Controls and Procedures                                       14

         Defaults Upon Senior Securities                               14

         Submission of Matters to a Vote of Security Holders           14

         Other Information                                             14

         Exhibits and Reports on Form 8-K                              14

[OBJECT OMITTED]

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
  Cash                                                    $    97,472
  Receivables                                                  27,132
  Receivables - AIC                                           148,003
                                                          -----------
     Total current assets                                     272,607
                                                          -----------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $5,187                           22,096
                                                          -----------

OTHER ASSETS
   Deposit                                                     18,673
                                                          -----------

                                                          $   313,376
                                                          ===========

              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $   322,516
  Notes payable - related party                                13,770
  Interest payable - related party                              6,673
  Accrued expenses - related party                            542,968
  Deferred gain                                               122,641
                                                          -----------
     Total current liabilities                              1,008,568
                                                          -----------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value,
     100,000,000 shares authorized,
      91,751,764 issued and outstanding                        91,752
   Additional paid in capital                               8,776,132
   Deferred stock compensation                               (123,250)
   Stock subscription receivable                           (2,800,000)
   Accumulated (deficit)                                   (6,639,826)
                                                          -----------
                                                             (695,192)
                                                          -----------

                                                          $   313,376
                                                          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                          2004              2003
                                                     ------------      ------------
Revenues                                             $         --      $         --
                                                     ------------      ------------
Operating expenses:
General and administrative expenses                       645,930           112,541
Non-cash stock compensation                               248,250                --
                                                     ------------      ------------
   Expenses                                               894,180           112,541

(Loss) from operations                                   (894,180)         (112,541)
                                                     ------------      ------------

Other income (expense):
   Interest expense                                          (571)           (1,362)
                                                     ------------      ------------

Net (loss) before income tax                             (894,751)         (113,903)

Income tax (benefit)                                           --            34,000
                                                     ------------      ------------

Loss before discontinued operations                      (894,751)         (147,903)

Discontinued operations
Net income from discontinued operations, net
 of income taxes of $0 and $34,000, respectively               --           153,331
                                                     ------------      ------------

Net income (loss)                                    $   (894,751)     $      5,428
                                                     ============      ============

Per share information:

Weighted average shares
  outstanding (basic and diluted)                      89,942,552        31,496,419
                                                     ============      ============

Net income (loss) per common share
  (basic and diluted)                                $      (0.01)     $       0.00
                                                     ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                         2004           2003
                                                      ---------      ---------
Cash flows from operating actvities:
Net cash (used in) operating activities               $(359,127)     $ (13,165)
                                                      ---------      ---------

Cash flows from investing activities:
   Purchase of fixed assets                             (11,949)            --
                                                      ---------      ---------
          Net cash (used in) investing activities       (11,949)            --
                                                      ---------      ---------

Cash flows from financing activities
   Proceeds from sale of common stock                   459,249             --
   Increase in bank overdraft                                --          7,530
                                                      ---------      ---------
          Net cash provided by financing activities     459,249          7,530
                                                      ---------      ---------

          Net increase (decrease) in cash                88,173         (5,635)
Beginning cash balance                                    9,299          5,635
                                                      ---------      ---------

Ending cash balance                                   $  97,472      $      --
                                                      =========      =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2003 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2) RECLASSIFICATIONS

Certain amounts from the three months ended March 31, 2003 financial statements have been reclassified to conform to current period presentation.

(3) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has yet to achieve profitable operations, however has obtained commitments for future requirements, as disclosed in Notes 8 and 9.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2003 and for the three months ended March 31, 2004, the Company incurred net (losses) of ($4,902,363) and ($894,751), respectively. At March 31, 2004, the Company had a working capital (deficit) of ($735,961) and stockholders' (deficit) of ($695,192). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

(5) STOCKHOLDERS' (DEFICIT)

During the quarter ended March 31, 2004, the Company issued 4,550,000 shares of common stock for net cash consideration of $459,249. An additional 975,000 shares were issued in exchange for services valued at $371,500, the fair market value of the shares on the date the Company agreed to issue the stock. Of these shares, $123,250 is included in deferred stock compensation as of March 31, 2004.

(6) DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell its Internet tobacco products division. The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation as stated in Note 7.

Operating results of discontinued operations for the three months ended March 31, 2004 and 2003 are shown separately in the accompanying statements of operations. Net sales and net income from discontinued operations are as follows:

                                      Three months ended March 31,
                                         2004            2003
                                         ----            ----
              Net sales                 $    0       $ 1,481,291
                                        ======       ===========
              Net income                $    0       $   119,331
                                        ======       ===========

(7) CONTINGENT LIABILITIES

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

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the Sate of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. In March of 2004, the parties agreed to settle for $10,000, which funds were released from escrow on April 15, 2004.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin the Company from doing business in Oregon, and was settled out of court in the fall of 2003.

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

During 2003, the State District Court of Travis County, Texas alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors, in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. Subsequent to December 31, 2003, settlement negotiations are ongoing.

In the remaining cases, the Company has contested the allegations and believes it has meritorious defenses in each case. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuits. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the cases.

(8) COMMITMENTS

EMPLOYMENT AGREEMENTS

As a condition to the OSSI stock purchase agreement effective January 1, 2004, the Company has negotiated an employment agreement with the CEO/President of OSSI. The agreement provides for an annual salary of $225,000 through December 31, 2008.

Effective January 1, 2004, the Company has entered into employment agreements with its three employees. The agreements call for aggregate annual salaries of $294,000, through December 31, 2008.

DISTRIBUTOR AGREEMENT

Effective January 1, 2004, the Company, through its wholly-owned subsidiary OSSI, entered into an exclusive distributor agreement with a foreign entity. As per the terms of the agreement, OSSI is granted an exclusive license to distribute, promote, sell, install, service and otherwise maintain and reproduce by its own means, certain surveillance equipment to the U.S. government as well as non-exclusive rights to certain equipment for both the U.S. governmental and commercial entities. The term of the agreement extends to December 31, 2007 and provides for an automatic two-year renewal period. The agreement calls for the sale of a minimum of $3,800,000 in equipment and $940,000 in support contracts.

OPERATING LEASE

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. Future minimum lease payments pursuant to this agreement are:

                       Year ended
                       December 31             Amount
                       -----------            ---------
                          2004                $  61,485
                          2005                   68,920
                          2006                   70,981
                          2007                   24,253
                                              ---------
                                              $ 225,639


STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 23, 2004, the Company entered into a Standby Equity Distribution Agreement ("Standby Agreement") with Cornell Capital Partners, pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. This agreement replaces the agreement entered into as of September 2001.

As a condition precedent to the execution of the Standby Agreement, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, relating to the shares of common stock issuable under the Standby Agreement. The commitment period for the Standby Agreement extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the registration statement.

The Company is obligated to pay a cash commitment fee to Cornell, equal to 5% of each advance, payable directly from the gross proceeds of each advance, to be held in escrow pursuant the Escrow Agreement entered into with Cornell. Upon the execution of the Standby Agreement, the Company agreed to issue 490,000 shares of its common stock to Cornell, plus an additional $10,000 worth of the Company's common stock to Newbridge Securities Corporation, as a placement fee, per the Placement Agent Agreement, valued at the fair market value of the stock as of the date of execution of the agreement. As of March 31, 2004, the Company has issued 510,833 shares with an aggregate value of $255,200 in connection with this agreement.

The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. As of March 31, 2004, no advances have been made pursuant to this agreement. The effectiveness of the sale of shares under the Standby Agreement is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission.

(9) SUBSEQUENT DEBENTURE AGREEMENT

Subsequent to March 31, 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. On May 7, 2004, the Company received net proceeds of $170,447 after payment of expenses in the amount of $79,553, from the sale of $250,000 worth of debentures. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture agreement, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

The Company, at its option, may redeem all or a portion of the outstanding debentures at a rate of 120% of the amount redeemed plus interest. In the event of redemption, the Holder will receive a warrant to purchase $50,000 shares of the Company's common stock for every $100,000 redeemed, on a pro-rata basis. Such warrants will be exercisable on a cash basis, at 120% of the quoted closing bid price on the closing date. The warrants will have "piggy back" and demand registration rights and will remain in effect for two years after the closing date. The Company is required to register the resale of the Conversion Shares under the Securities Act of 1933, as amended, pursuant to the terms of an Investor Registration Rights Agreement, attendant to the Debenture Agreement.

                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Effective July 1, 2003, Cyco.net, Inc. sold its tobacco operations to American Indian CigCo, LLC. In conjunction with this sale American Indian CigCo (AIC) agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows: (1) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003 and (2) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. As of March 31, 2003, AIC is three months in arrears of its payment agreement on the $200,000 note. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. Accrued interest receivable at March 31, 2004, of $147,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $122,641 at March 31, 2004 is reflected as deferred revenue.

On a go forward basis, revenues and expenses from tobacco sales will be shown as operating results of discontinued operations and are shown separately in the accompanying statements of operations.

On November 19, 2003, Cyco.net, Inc. purchased Orion Security Systems, Inc.(OSSI), a corporation in the development stage, that provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition.

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has yet to achieve profitable operations, however has obtained commitments for future requirements, as disclosed in Notes 8 and 9.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2003 and for the three months ended March 31, 2004, the Company incurred net (losses) of ($4,902,363) and ($894,751), respectively. At March 31, 2004, the Company had a working capital (deficit) of ($735,961) and stockholders' (deficit) of ($695,192). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

There were no sales of OSSI's products in the three months ended March 31, 2004. Revenues and expenses for the same period last year were attributable to the sale of tobacco products and as discussed above have been included in discontinued operations.

General and administrative expenses for the first quarter ended March 31, 2004 were $645,930 as compared to $112,541 for the same period last year. The increase of approximately $533,389 was primarily due to increases in professional fees of $346,817, (relating primarily to stockholder relations, the Standby Equity Distribution Agreement and consulting fees incurred by the

Company's wholly owned subsidiary OSSI), an increase in payroll expense of $138,853 due to the addition of three employees in OSSI, an increase of $35,575 in travel and an increase of $12,144 in utilities, telephone and other miscellaneous expenses. In addition to the general and administrative expenses there was $248,250 of non-cash stock compensation expenses reported for the quarter ended March 31, 2004, to reflect the issuance of shares of the Company's common stock in exchange for services.

During the three months ended March 31, 2004, the major components of general and administrative expenses were approximately $10,653 in advertising, $198,704 in payroll expenses, $368,820 in professional fees, $8,021 in rent, $793 in depreciation, $39,061 in travel, $6,610 in telephone, $5,554 in general liability insurance and $7,714 in utilities and other miscellaneous expenses.

 During the three months ended March 31, 2003, the major components of general and administrative expenses were approximately $6,200 in advertising, $59,851 in payroll expenses, $22,003 in professional fees, $6,346 in rent, $6,322 in amortization and depreciation, $3,486 in travel, and $8,333 in telephone, utilities and other miscellaneous expenses.


The Company had a net loss of ($894,751) for the three months ended March 31, 2004, compared to net income of $5,428 for the same period last year. The increase in net loss was primarily attributable to increased expenses and the lack of revenue in the first quarter.

FINANCIAL RESOURCES AND LIQUIDITY

For the quarter ended March 31, 2004, cash used in operations was $359,127, cash used in investing activities was $11,949, and cash provided by financing activities was $459,249. This resulted in a net increase in cash of $88,173 in the quarter ended March 31, 2004. Cyco.net had cash-on-hand of $97,472 as of March 31, 2004.

Cyco.net's primary need for cash during the next 12 months are to satisfy current liabilities of $1,008,568, as well as to support Cyco.net's current operations. Cyco.net's current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. Cyco.net in the next twelve months expects to receive the balance of $148,003 of the current receivable from AIC and hopes to attain profitable operations through its SatSecure System and ComSecure Controller sales. However, Cyco.net will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement.

In March 2004, Cyco.net entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Standby Equity Distribution Agreement entered into in September 2001. Pursuant to this agreement, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Cyco.net requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The effectiveness of the sale of the shares under the Standby
Equity Distribution Agreement is conditioned upon Cyco.net registering the shares of common stock with the Securities and Exchange Commission.

Subsequent to March 31, 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. On May 7, 2004, the Company received net proceeds of $170,447 after payment of expenses in the amount of $79,553, from the sale of $250,000 worth of debentures.

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

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the Sate of Washington. Based on the factual assertions, the suit's four counts allege unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. In March of 2004, the parties agreed to settle for $10,000, which funds were released from escrow on April 15, 2004.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin the Company from doing business in Oregon, and was settled out of court in the fall of 2003.

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

During 2003, the State District Court of Travis County, Texas alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors, in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. Settlement negotiations are ongoing.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, the Company issued 4,550,000 shares of common stock for cash consideration of $467,500. An additional 975,000 shares were issued in exchange for services valued at $371,500, the fair market value of the shares on the date the Company agreed to issue the stock. Of these shares, $123,250 is reflected as deferred stock compensation as of March 31, 2004.

On March 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. This agreement replaces the agreement entered into as of September 2001. Upon the execution of the Standby Agreement, the Company agreed to issue 490,000 shares of its common stock to Cornell, plus an additional $10,000 worth of the Company's common stock to Newbridge Securities Corporation, as a placement fee, per the Placement Agent Agreement, valued at the fair market value of the stock as of the date of execution of the agreement. As of March 31, 2004, the Company has issued 510,833 shares with an aggregate value of $255,200 in connection with this agreement.

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. On May 7, 2004, the Company received net proceeds of $170,447 after payment of expenses in the amount of $79,553, from the sale of $250,000 worth of debentures. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture agreement, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

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

             None

ITEM 6.  OTHER INFORMATION

            None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following exhibits are filed as part of this filing:

EXHIBIT
NO.         DESCRIPTION                                              LOCATION
-------     -----------------------------------------------------    ----------------------------------------------
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

EXHIBIT
NO.         DESCRIPTION                                              LOCATION
-------     -----------------------------------------------------    ----------------------------------------------
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

EXHIBIT
NO.         DESCRIPTION                                              LOCATION
-------     -----------------------------------------------------    ----------------------------------------------
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

10.11       Asset Purchase and Investment agreement dated            Incorporated by reference to Exhibit 10.11 to
            June 13, 2003 between Cyco.net, Inc. and                 the Company's Quarterly Report on Form 10QSB
            American Indian Cigco, LLC.                              as filed with the Securities and Exchange
                                                                     Commission on August 19,2003.

10.12       One Year Installment Note dated June 13, 2003,           Incorporated by reference to Exhibit 10.12 to
            between Cyco.net, Inc. and American Indian Cigco, LLC.   the Company's Quarterly Report on Form 10QSB
                                                                     as filed with the Securities and Exchange
                                                                     Commission on August 19,2003

EXHIBIT
NO.         DESCRIPTION                                              LOCATION
-------     -----------------------------------------------------    ----------------------------------------------
10.13       Five Year Capital Note dated June 13, 2003,              Incorporated by reference to Exhibit 10.13 to
            among Cyco.net, Inc., American Indian Cigco, LLC         the Company's Quarterly Report on Form 10QSB
            and CigCo-Epic Venture.                                  as filed with the Securities and Exchange
                                                                     Commission on August 19,2003

10.14       Purchase Agreement dated November 19, 2003 between       Incorporated by reference to Exhibit 10.11 to
            Cyco.net, Inc. and Orion Security Services, Inc.         the Company's 8K dated November 19, 2003 filed
                                                                     with the Securities and Exchange Commission on
                                                                     December 4, 2003.

10.15       Standby Equity Distribution Agreement dated as March     Incorporated by reference to Exhibit 10.15 to 2004
            between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                     filed with the Securities and Exchange
                                                                     Commission on April 13,2004

10.16       Registration Rights Agreement dated as of March 2004     Incorporated by reference to Exhibit 10.15 to
            between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                     filed with the Securities and Exchange
                                                                     Commission on April 13,2004

10.17       Placement Agent Agreement dated as of March 2004         Incorporated by reference to Exhibit 10.15 to
            between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                     filed with the Securities and Exchange
                                                                     Commission on April 13,2004

10.18       Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.15 to
            between Cyco.net and Richard Urrea                       the Company's Annual Report on Form 10KSB as
                                                                     filed with the Securities and Exchange
                                                                     Commission on April 13,2004

10.19       Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.15 to
            between Cyco.net and Daniel Urrea                        the Company's Annual Report on Form 10KSB as
                                                                     filed with the Securities and Exchange
                                                                     Commission on April 13,2004

10.20       Securities Purchase Agreement dated as of May 2004       Provided herewith
            between Cyco.net and Cornell Capital Partners, LP

10.21       Secured Debenture dated as of May 2004 given by          Provided herewith
            Cyco.net to Cornell Capital Partners, LP

10.22       Investor Registration Rights Agreement dated as of May   Provided herewith
            2004 between Cyco.net and Cornell Capital Partners, LP

10.23       Irrevocable Transfer Agent Instructions                  Provided herewith

14.1        Code of Ethics                                           Incorporated by reference to Exhibit 10.15 to
                                                                     the Company's Annual Report on Form 10KSB as
                                                                     filed with the Securities and Exchange
                                                                     Commission on April 13,2004

31.1        Certification re: Section 302 (CEO)                      Provided herewith

EXHIBIT
NO.         DESCRIPTION                                              LOCATION
-------     -----------------------------------------------------    ----------------------------------------------
31.2        Certification re: Section 302 (CFO)                      Provided herewith

32.2        Certification re: Section 906 (CEO)                      Provided herewith

32.2        Certification re: Section 906 (CFO)                      Provided herewith

(b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2004.

On December 4, 2003, Cyco.net, Inc. filed a report on Form 8K announcing the acquisition of Orion Security Services, Inc. on November 19, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.



CYCO.NET, INC.



By: /s/ Richard A. Urrea                May 14, 2004
    --------------------------
    Richard A. Urrea
    President and Chief Executive Officer (Principal
    Executive Officer)


By: /s/ Daniel Urrea                    May 14, 2004
    --------------------------
    Daniel Urrea
    Chief Financial Officer (Principal Accounting Officer)