Form 10QSB
period 2004-06-30
CYCO NET INC
filed 2004-08-23
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2004

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


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No


The number of shares of Common Stock outstanding as of August 9, 2004 was 96,400,074.

                                 CYCO.NET,INC.

                                  FORM 10-QSB

                                     INDEX

                                 June 30, 2004



         PART   I  FINANCIAL INFORMATION

         Consolidated Balance Sheet (unaudited)                        3

         Consolidated Statements of Operations (unaudited)             4

         Consolidated Statements of Cash Flows (unaudited)             5

         Notes to Consolidated Financial Statements (unaudited)        6

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       10



         PART   II  OTHER INFORMATION

         Legal Proceedings                                            13

         Changes in Securities and Use of Proceeds                    14

         Controls and Procedures                                      15

         Defaults Upon Senior Securities                              15

         Submission of Matters to a Vote of Security Holders          15

         Other Information                                            15

        Exhibits and Reports on Form 8-K                              15

                                 CYCO.NET, INC.

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     56,818
  Receivables - AIC                                                     110,593
  Inventory                                                              48,255
                                                                   ------------
     Total current assets                                               215,666
                                                                   ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $6,687                                     21,642
                                                                   ------------

OTHER ASSETS
   Deposit on stock investment                                           29,915
   Deferred offering                                                     25,318
   Deposit                                                               13,084
                                                                   ------------
                                                                         68,317
                                                                   ------------

                                                                   $    305,625
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    391,347
  Notes and interest payable - related party                             21,592
  Accrued expenses - related party                                      559,802
  Deferred gain                                                          93,355
                                                                   ------------
     Total current liabilities                                        1,066,096
                                                                   ------------

CONVERTIBLE DEBENTURES                                                  350,000
                                                                   ------------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value, 500,000,000 shares
      authorized, 96,099,764 issued and outstanding                      96,100
   Additional paid in capital                                        10,112,042
   Deferred stock compensation                                       (1,064,631)
   Stock subscription receivable                                     (2,800,000)
   Accumulated (deficit)                                             (7,453,982)
                                                                   ------------
                                                                     (1,110,471)
                                                                   ------------

                                                                   $    305,625
                                                                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPREATIONS
                                   (UNAUDITED)

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
Revenues                                     $         --    $         --    $         --    $         --
                                             ------------    ------------    ------------    ------------
Operating expenses:
General and administrative expenses               567,258         168,405       1,213,189         282,309
Research and development                           64,926              --          64,926              --
Non-cash stock compensation                       214,726              --         462,976              --
                                             ------------    ------------    ------------    ------------

(Loss) from operations                           (846,910)       (168,405)     (1,741,091)       (282,309)
                                             ------------    ------------    ------------    ------------

Other income (expense):
   Gain on sale of discontinued operations         29,286              --          29,286              --
   Interest income                                  4,047              --           4,047              --
   Interest (expense)                                (578)             --          (1,149)             --
                                             ------------    ------------    ------------    ------------

Net (loss) before income taxes                   (814,155)       (168,405)     (1,708,907)       (282,309)

Income taxes                                           --          51,000              --          97,000
                                             ------------    ------------    ------------    ------------

(Loss) before discontinued operations            (814,155)       (219,405)     (1,708,907)       (379,309)

Discontinued operations
Net income from operations of discontinued
 subsidiary,net of income taxes of $51,000
 and $97,000 in 2003                                   --         181,074              --         346,405
                                             ------------    ------------    ------------    ------------

Net (loss)                                   $   (814,155)   $    (38,331)   $ (1,708,907)   $    (32,904)
                                             ============    ============    ============    ============
Per share information:

Weighted average shares
  outstanding - basic and diluted              92,144,691      32,313,894      91,232,956      31,907,415
                                             ============    ============    ============    ============
Net income (loss) per common share
   (Loss) from operations                    $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
   Discontinued operations                             --            0.01              --            0.01
                                             ------------    ------------    ------------    ------------
                                             $      (0.01)   $         --    $      (0.02)   $         --
                                             ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       Six Months Ended June 30,
                                                          2004          2003
                                                      ----------     ---------
Cash flows from operating actvities:
Net cash (used in) operating activities               $ (673,100)    $  (9,985)
                                                      ----------     ---------

Cash flows from investing activities:
   Deposit on stock investment                           (29,915)
   Deferred offering costs                               (25,318)
   Acquisition of propery and equipment                  (12,995)           --
                                                      ----------     ---------
          Net cash (used in) investing activities        (68,228)           --
                                                      ----------     ---------

Cash flows from financing activities
   Proceeds from sale of common stock                    528,400         4,350
   Proceeds from convertible debentures                  260,447            --
                                                      ----------     ---------
          Net cash provided by financing activities      788,847         4,350
                                                      ----------     ---------


          Net increase (decrease) in cash                 47,519        (5,635)
Beginning cash balance                                     9,299         5,635
                                                      ----------     ---------

Ending cash balance                                   $   56,818     $      --
                                                      ==========     =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 CYCO.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

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

(2) RECLASSIFICATIONS

Certain  amounts  from  the  June  30,  2003  financial   statements  have  been
reclassified to conform to current period presentation.

(3) INVENTORY

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis, and consists principally of finished goods.

(4) GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2004 the Company incurred a net (loss) of ($1,708,907). At June 30, 2004, the Company had a working capital (deficit) of ($850,430) and stockholders' (deficit) of ($1,110,471). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. As of June 30, 2004, the Company has yet to achieve profitable operations, however has obtained commitments for future funding requirements, as discussed in Note 9.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 (5) EARNINGS PER SHARE

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

(6) STOCKHOLDERS' (DEFICIT)

During the six months ended June 30, 2004, the Company issued 5,456,000 shares of common stock for cash consideration of $528,400. An additional 4,417,000 shares were issued in exchange for services valued at $1,647,440, the fair market value of the shares on the date the Company agreed to issue the stock. Deferred stock compensation at June 30, 2004 was $1,064,631 to be amortized over the next 12 month.

On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, for the registration of 69,513,810 shares of the Company's common stock, offered pursuant to the Standby Equity Distribution Agreement discussed in Note 9.

(7) DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell its Internet tobacco products division. The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation as stated in Note 8.

Operating results of discontinued operations for the three months and six months ended June 30, 2004 and 2003 are shown separately in the accompanying statements of operations. Net sales and net income from discontinued operations are as follows:

                            Three months                Six months
                            ended June 30,            ended June 30,
                           2004        2003         2004        2003
                         -------    ----------    -------    ----------
     Net sales           $    --    $1,391,774    $    --    $2,873,065
                         =======    ==========    =======    ==========
     Net income          $    --    $  130,074    $    --    $  249,405
                         =======    ==========    =======    ==========


(8) CONTINGENT LIABILITIES

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial.

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, amounting to no less than $100,000, plus costs and attorneys' fees. The case has been consolidated with several other pending suits against other online tobacco retailers. California has settled for $25,000 in May 2004.

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

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin the Company from doing business in Oregon, and was settled out of court in the fall of 2003 for $2,000.

On July 10, 2003, the State of Vermont, filed a civil action in Chittenden County against the Company's subsidiary, alleging the sale of cigarettes to a minor in violation of seven Vermont Statutes, deceptive failure to file Jenkins Act reports and inform the Vermont consumers they are required to pay Vermont sales taxes. The suit seeks to enjoin the Company from doing business in the State of Vermont, pay civil damages of up to $10,000 for each sale to a minor, plus attorney's fees and expenses. This suit was settled in April 2004 for $4,000.

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

(9) COMMITMENTS

EMPLOYMENT AGREEMENTS

As a condition precedent to the merger agreement with Orion Security Services, Inc. ("OSSI"), effective January 1, 2004, the Company has negotiated an employment agreement with the CEO/President of OSSI. The agreement provides for an annual salary of $225,000 through December 31, 2008.

Effective January 1, 2004, the Company has entered into employment agreements with its three employees. The agreements call for aggregate annual salaries of $294,000, through December 31, 2008.

DISTRIBUTOR AGREEMENT

Effective January 1, 2004, the Company, through its wholly-owned subsidiary OSSI, entered into an exclusive distributor agreement with a foreign entity. As per the terms of the agreement, OSSI is granted an exclusive license to distribute, promote, sell, install, service and otherwise maintain and reproduce by its own means, certain surveillance equipment for the U.S. government as well as non-exclusive rights to certain equipment for both the U.S. governmental and commercial entities. The term of the agreement extends to December 31, 2007 and provides for an automatic two-year renewal period. The agreement calls for the sale of a minimum of $3,800,000 in equipment and $940,000 in support contracts. In connection with this agreement, on May 18, 2004, the Company purchased 58,845 shares of the manufacturer's common stock, representing 2.5% of that entity's issued and outstanding common stock.

OPERATING LEASE

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. Future minimum lease payments pursuant to this agreement are:

                      Year ended
                      December 31                Amount
                      -----------              ---------
                           2004                $  61,485
                           2005                   68,920
                           2006                   70,981
                           2007                   24,253
                                               ---------
                                               $ 225,639
                                               =========

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 23, 2004, the Company entered into a Standby Equity Distribution Agreement ("Standby Agreement") with Cornell Capital Partners, pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. This agreement replaces the agreement entered into as of September 2001.

As a condition precedent to the execution of the Standby Agreement, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, relating to the shares of common stock issuable under the Standby Agreement. The commitment period for the Standby Agreement extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the registration statement. The Company is obligated to pay a cash commitment fee to Cornell, equal to 5% of each advance, payable directly from the gross proceeds of each advance, to be held in escrow pursuant the Escrow Agreement entered into with Cornell. Upon the execution of the Standby Agreement, the Company agreed to issue 490,000 shares of its common stock to Cornell, plus an additional $10,000 worth of the Company's common stock to Newbridge Securities Corporation, as a placement fee, per the Placement Agent Agreement, valued at the fair market value of the stock as of the date of execution of the agreement. As of June 30, 2004, the Company has issued 513,833 shares with an aggregate value of $255,200 in connection with these agreements.

The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. As of June 30, 2004, no advances have been made pursuant to this agreement. The effectiveness of the sale of the shares under the Standby Agreement is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission (see Note 6).

DEBENTURE AGREEMENT

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the period ended June 30, 2004, the Company received net proceeds of $260,447 after payment of expenses in the amount of $89,553, from the sale of $350,000 worth of debentures. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture agreement, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment of interest is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

The Company, at its option, may redeem all or a portion of the outstanding debentures at a rate of 120% of the amount redeemed plus interest. In the event of redemption, the Holder will receive a warrant to purchase 50,000 shares of the Company's common stock for every $100,000 redeemed, on a pro-rata basis. Such warrants will be exercisable on a cash basis, at 120% of the quoted closing bid price on the closing date. The warrants will have "piggy back" and demand registration rights and will remain in effect for two years after the closing date. The Company is required to register the resale of the Conversion Shares under the Securities Act of 1933, as amended, pursuant to the terms of an Investor Registration Rights Agreement, attendant to the Debenture Agreement. Any discounts from the fair market value related to the above conversions will be charged to interest expense at the time of conversion.

CONSULTING AGREEMENTS

Effective June 1, 2004, the Company entered into an agreement for financial consulting services. As consideration for the services, the Company issued 3,000,000 shares of its restricted common stock to this individual. The shares were valued at the fair market value of the stock on the effective date of the agreement, and will have piggy-back registration rights for a period of three years. As of June 30,2004, $125,000 has been expensed as stock compensation and $1,015,000 is reflected as deferred stock compensation. In addition, the Company has agreed to issue 1,500,000 and 1,500,000 additional shares to the consultant at June 1, 2005 and 2006, respectively, at prices to be determined in the future, based on the then fair market value of the stock.

Effective June 14, 2004, the Company entered into a one year agreement for research and public relations services to be provided through June 15, 2005. As consideration for these services, the Company issued 186,000 shares of its restricted common stock. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of June 30, 2004, $4,309 has been expensed as stock compensation and $49,631 is reflected as deferred stock compensation.


                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Effective July 1, 2003, Cyco.net, Inc. sold its tobacco operations to American Indian CigCo, LLC. In conjunction with this sale American Indian CigCo agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows: (1) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003 and (2) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. The payment due on July 31, 2004 has not yet been made. Accrued interest receivable at June 30, 2004, of $193,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $93,355 at June 30, 2004 is reflected as deferred revenue.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2004 the Company incurred a net (loss) of ($1,708,907). At June 30, 2004, the Company had a working capital (deficit) of

($850,430) and stockholders' (deficit) of ($1,110,471). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. As of June 30, 2004, the Company has yet to achieve profitable operations, however the Company has obtained commitments for future funding requirements, as discussed in Note 9.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

There were no sales of OSSI's products during the three months ended June 30, 2004. Revenues and expenses for the same period last year were attributable to the sale of tobacco products and as discussed above have been included in discontinued operations.

General and administrative expenses for the three months ended June 30, 2004 were $567,258 as compared to $168,405 for the same period last year. The increase of $398,853 was primarily due an increase in payroll expense of $102,591 due to the addition of four employees in OSSI, an increases in professional fees of $240,307, and an increase of $39,253 in travel expense.

During the three months ended June 30, 2004, the major components of general and administrative expenses were $175,525 in payroll expenses, $302,301 in professional fees, $21,776 in rent, $1,499 in depreciation, $46,042 in travel, $6,693 in telephone, $13,422 in utilities, office supplies and small equipment and other miscellaneous expenses.

 During the three months ended June 30, 2003, the major components of general and administrative expenses were $3,858 in advertising, $72,934 in payroll expenses, $61,994 in professional fees, $6,176 in rent, $5,422 in amortization and depreciation, $6,789 in travel, and $11,232 in telephone, utilities, office supplies and other miscellaneous expenses.

During the three months ended June 30, 2004, the Company incurred research and development costs of $64,926 to enhance it's SatSecure product.

During the three months ended June, 30 2004, the Company had $214,726 in non-cash stock compensation.

The Company had a net loss of $814,155 for the three months ended June 30, 2004, compared to a net loss of $38,331 for the same period last year. The increase in net loss was primarily attributable to increased expenses and the lack of revenue in the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

There were no sales of OSSI's products in the six months ended June 30, 2004. Revenues and expenses for the same period last year were attributable to the sale of tobacco products and as discussed above have been included in discontinued operations.

General and administrative expenses for the six months ended June 30, 2004 were $1,213,189 as compared to $282,309 for the same period last year. The increase of $930,880 was primarily due to increases in professional fees of $594,625, an increase in payroll expense of $233,920 due to the addition of four employees in OSSI, an increase of $75,855 in travel, $6,054 in insurance, $8,601 in telephone and an increase of $11,825 in utilities, telephone and other miscellaneous expenses.

During the six months ended June 30, 2004, the major components of general and administrative expenses were $10,653 in advertising, $374,230 in payroll expenses, $671,123 in professional fees, $29,796 in rent, $2,559 in depreciation, $86,131 in travel, $13,303 in telephone, $6,054 in general liability insurance and $19,340 in utilities, office supplies and small equipment and other miscellaneous expenses.

During the six months ended June 30, 2003, the major components of general and administrative expenses were $10,060 in advertising, $140,310 in payroll expenses, $76,498 in professional fees, $12,522 in rent, $10,745 in amortization and depreciation, $10,276 in travel, $4,702 in telephone and $17,196 in utilities, office supplies and small equipment and other miscellaneous expenses.

During the six months ended June 30, 2004, the Company incurred research and development costs of $64,926 to enhance it's SatSecure product.

During the six months ended June, 30 2004, the Company had $462,976 in non-cash stock compensation.

The Company had a net loss of $1,708,907 for the six months ended June 30, 2004, compared to a net loss of $32,904 for the same period last year. The increase in net loss was primarily attributable to increased expenses and the lack of revenue in the first half of the year.

FINANCIAL RESOURCES AND LIQUIDITY

For the quarter ended June 30, 2004, cash used in operations was $673,100, cash used in investing activities was $68,228 and cash provided by financing activities was $788,847. This resulted in a net increase in cash of $47,519 in the six months ended June 30, 2004. Cyco.net had cash-on-hand of $56,818 as of June 30, 2004.

Cyco.net's primary need for cash during the next 12 months are to satisfy current liabilities of $1,066,096, as well as to support Cyco.net's current operations. Cyco.net's current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. Cyco.net in the next twelve months expects to receive the balance of $110,593 of the current receivable from AIC and hopes to attain profitable operations through its SatSecure System and ComSecure Controller sales. However, Cyco.net will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement.

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

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the three months ended June 30, 2004, the Company received net proceeds of $260,447 after payment of expenses in the amount of $89,553, from the sale of $350,000 worth of debentures.

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

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, amounting to no less than $100,000, plus costs and attorneys' fees. The case has been consolidated with several other pending suits against other online tobacco retailers. California has settled for $25,000 in May of 2004.

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

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company's subsidiary alleging the sale of one carton of cigarettes to a minor using her mother's name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin the Company from doing business in Oregon, and was settled out of court in the fall of 2003 for $2,000.

On July 10, 2003, the State of Vermont, filed a civil action in Chittenden County against the Company's subsidiary, alleging the sale of cigarettes to a minor in violation of seven Vermont Statutes, deceptive failure to file Jenkins Act reports and inform the Vermont consumers they are required to pay Vermont sales taxes. The suit seeks to enjoin the Company from doing business in the State of Vermont, pay civil damages of up to $10,000 for each sale to a minor, plus attorney's fees and expenses. This suit was settled in April for $4,000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2004, the Company issued 5,456,000 shares of common stock for cash consideration of $528,400. An additional 4,417,000 shares including the shares discussed below, were issued in exchange for services valued at $1,647,440 , the fair market value of the shares on the date the Company agreed to issue the stock. Of these shares, $1,064,631 is reflected as deferred stock compensation as of June 30, 2004.

On March 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. This agreement replaces the agreement entered into as of September 2001. Upon the execution of the Standby Agreement, the Company agreed to issue 490,000 shares of its common stock to Cornell, plus an additional $10,000 worth of the Company's common stock to Newbridge Securities Corporation, as a placement fee, per the Placement Agent Agreement, valued at the fair market value of the stock as of the date of execution of the agreement. As of June 30, 2004, the Company has issued 513,833 shares with an aggregate value of $255,200 in connection with this agreement.

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the three months ended June 30, 2004, the Company received net proceeds of $260,447 after payment of expenses in the amount of $89,553, from the sale of $350,000 worth of debentures. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture agreement, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

Effective June 1, 2004, the Company entered into an agreement for financial consulting services. As consideration for the services, the Company issued 3,000,000 shares of its restricted common stock to this individual. The shares were valued at the fair market value of the stock on the effective date of the agreement, and will have piggy-back registration rights for a period of three years. As of June 30, 2004, $125,000 has been expensed as stock compensation and $1,015,000 is reflected as deferred stock compensation. In addition, the Company has agreed to issue 1,500,000 and 1,500,000 additional shares to the consultant at June 1, 2005 and 2006, respectively, at prices to be determined in the future, based on the then fair market value of the stock.

Effective June 14, 2004, the Company entered into a one year agreement for research and public relations services to be provided through June 15, 2005. As consideration for these services, the Company issued 186,000 shares of its restricted common stock. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of June 30, 2004, $4,309 has been expensed as stock compensation and $49,631 is reflected as deferred stock compensation.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

At the end of the current quarter we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On June 9, 2004, a majority of the security holders of the Company voted to amend the Company's Articles of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 500,000,000. Those voting in favor of the amendment were 57,476,000. There were no dissentions.

ITEM 6.  OTHER INFORMATION

            None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.  DESCRIPTION                                              LOCATION
-----------  ----------------------------------------------------     -----------------------------------------------
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

EXHIBIT NO.  DESCRIPTION                                              LOCATION
-----------  ----------------------------------------------------     -----------------------------------------------
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

EXHIBIT NO.  DESCRIPTION                                              LOCATION
-----------  ----------------------------------------------------     -----------------------------------------------
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

10.9         Registration Rights Agreement dated August 2001          Incorporated by reference to Exhibit 10.9 to
             between Cyco.net and Cornell Capital Partners, L.P.      the Company's 10-QSB for the quarter ended
                                                                      September 30, 2001 filed with the Securities
                                                                      and Exchange Commission on November 12, 2001

10.10        Escrow Agreement dated as of August 2001 among           Incorporated by reference to Exhibit 10.10 to
             Cyco.net, Cornell Capital Partners, L.P., Butler         the Company's 10-QSB for the quarter ended
             Gonzalez LLP and First Union National Bank               September 30, 2001 filed with the Securities
                                                                      and Exchange Commission on November 12, 2001

EXHIBIT NO.  DESCRIPTION                                              LOCATION
-----------  ----------------------------------------------------     -----------------------------------------------
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

10.14        Purchase Agreement dated November 19, 2003 between       Incorporated by reference to Exhibit 10.14 to
             Cyco.net, Inc. and Orion Security Services, Inc.         the Company's 8K dated November 19, 2003 filed
                                                                      with the Securities and Exchange Commission on
                                                                      December 4, 2003.

10.15        Standby Equity Distribution Agreement dated as March     Incorporated by reference to Exhibit 10.15 to
             2004 between Cyco.net and Cornell Capital Partners,      the Company's Annual Report on Form 10KSB as
             LP                                                       filed with the Securities and Exchange
                                                                      Commission on April 13,2004

10.16        Registration Rights Agreement dated as of March 2004     Incorporated by reference to Exhibit 10.16 to
             between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 13,2004

10.17        Placement Agent Agreement dated as of March 2004         Incorporated by reference to Exhibit 10.17 to
             between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 13,2004

10.18        Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.18 to
             between Cyco.net and Richard Urrea                       the Company's Annual Report on Form 10KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 13,2004

10.19        Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.19 to
             between Cyco.net and Daniel Urrea                        the Company's Annual Report on Form 10KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 13, 2004

10.20        Securities Purchase Agreement dated as of May 2004       Incorporated by reference to Exhibit 10.20 to
             between Cyco.net and Cornell Capital Partners, LP        the Company's Quarterly Report on Form 10QSB
                                                                      as filed with the Securities and Exchange
                                                                      Commission on May 18,2004

EXHIBIT NO.  DESCRIPTION                                              LOCATION
-----------  ----------------------------------------------------     -----------------------------------------------
10.21        Secured Debenture dated as of May 2004 given by          Incorporated by reference to Exhibit 10.21 to
             Cyco.net to Cornell Capital Partners, LP                 the Company's Quarterly Report on Form 10QSB
                                                                      as filed with the Securities and Exchange
                                                                      Commission on May 18,2004

10.22        Investor Registration Rights Agreement dated as of       Incorporated by reference to Exhibit 10.22 to
             May 2004 between Cyco.net and Cornell Capital            the Company's Quarterly Report on Form 10QSB as
             Partners, LP                                             filed with the Securities and Exchange
                                                                      Commission on May 18,2004

10.23        Irrevocable Transfer Agent Instructions                  Incorporated by reference to Exhibit 10.23 to
                                                                      the Company's Quarterly Report on Form 10QSB
                                                                      as filed with the Securities and Exchange
                                                                      Commission on May 18,2004

14.1         Code of Ethics                                           Incorporated by reference to Exhibit 14.1 to
                                                                      the Company's Annual Report on Form 10KSB as
                                                                      filed with the Securities and Exchange
                                                                      Commission on April 13,2004

31.1         Certification re: Section 302 (CEO)                      Provided herewith

31.2         Certification re: Section 302 (CFO)                      Provided herewith

32.2         Certification re: Section 906 (CEO)                      Provided herewith

32.2         Certification re: Section 906 (CFO)                      Provided herewith


(b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


CYCO.NET, INC.


By:  /s/   Richard A. Urrea             August 20, 2004
     --------------------------
Richard A. Urrea
President and Chief Executive Officer (Principal
Executive Officer)


By:  /s/   Daniel  Urrea                August 20, 2004
     -----------------------
Daniel Urrea
Chief Financial Officer (Principal Accounting Officer)