Form 10QSB
period 2004-09-30
CYCO NET INC
filed 2004-11-22
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2004



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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

The number of shares of Common Stock outstanding as of November 9, 2004 was 100,821,336.

                                  CYCO.NET,INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 2004


 PART I  FINANCIAL INFORMATION

         Consolidated Balance Sheet (unaudited)                                3

         Consolidated Statements of Operations (unaudited)                     4

         Consolidated Statements of Cash Flows (unaudited)                     5

         Notes to Consolidated Financial Statements (unaudited)                6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10


PART II OTHER INFORMATION

         Legal Proceedings                                                    13

         Changes in Securities and Use of Proceeds                            14

         Controls and Procedures                                              15

         Defaults Upon Senior Securities                                      15

         Submission of Matters to a Vote of Security Holders                  15

         Other Information                                                    15

         Exhibits and Reports on Form 8-K                                     16

                                 CYCO.NET, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
  Cash                                                             $    308,021
  Receivables - Trade                                                    97,605
  Receivables - AIC                                                      78,767
  Receivables - Pluto                                                    45,081
  Inventory                                                              85,007
                                                                   ------------
     Total current assets                                               614,481
                                                                   ------------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $8,131                                     20,163
                                                                   ------------
OTHER ASSETS
   Stock investment                                                     147,851
   Deposit                                                               13,109
                                                                   ------------
                                                                        160,960
                                                                   ------------
                                                                   $    795,604
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    629,599
  Notes payable Cornell Partners                                        200,000
  Notes and interest payable - related party                             21,167
  Accrued expenses - related party                                      585,880
  Deferred gain                                                          61,555
                                                                   ------------
     Total current liabilities                                        1,498,201
                                                                   ------------
CONVERTIBLE DEBENTURES                                                  475,000
                                                                   ------------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $0.001 par value, 500,000,000 shares
      authorized, 100,637,512 issued and outstanding                    100,638
   Additional paid in capital                                        10,961,904
   Deferred stock compensation                                         (794,949)
   Stock subscription receivable                                     (2,800,000)
   Accumulated (deficit)                                             (8,645,190)
                                                                   ------------
                                                                     (1,177,597)
                                                                   ------------
                                                                   $    795,604
                                                                   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                                              CYCO.NET, INC.
                                  CONSOLIDATED STATEMENTS OF OPREATIONS
                                               (UNAUDITED)


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
Revenues                                     $    623,320    $         --    $    623,320    $         --
                                             ------------    ------------    ------------    ------------
Operating expenses:
Cost of goods sold                                226,616              --         226,616              --
General and administrative expenses               385,126          37,275       1,598,315         319,584
Research and development                           75,253              --         140,179              --
Non-cash stock compensation                     1,152,392              --       1,615,908              --
                                             ------------    ------------    ------------    ------------
                                                1,839,927          37,275       3,581,018         319,584
                                             ------------    ------------    ------------    ------------
(Loss) from operations                         (1,216,607)       (37,275)      (2,957,698)       (319,584)
                                             ------------    ------------    ------------    ------------

Other income (expense):
   Gain on sale of discontinued operations         31,800          24,309          61,086          24,309
   Interest income                                  1,533           2,358           5,580           2,358
   Interest (expense)                              (7,934)             --          (9,083)             --
                                             ------------    ------------    ------------    ------------
                                                   25,399          26,667          57,583          26,667
                                             ------------    ------------    ------------    ------------
Net (loss) before income taxes                 (1,191,208)        (10,608)     (2,900,115)       (292,917)
Income taxes                                           --              --              --          97,000
                                             ------------    ------------    ------------    ------------
(Loss) before discontinued operations          (1,191,208)        (10,608)     (2,900,115)       (389,917)

Discontinued operations
Net income from operations of discontinued
 subsidiary,net of income taxes of
 $97,000 in 2003                                       --              --              --         346,405
                                             ------------    ------------    ------------    ------------
Net (loss)                                   $ (1,191,208)   $    (10,608)   $ (2,900,115)   $    (43,512)
                                             ============    ============    ============    ============
Per share information:

Weighted average shares
  outstanding - basic and diluted              96,351,180      34,715,931      93,108,586      32,847,029
                                             ============    ============    ============    ============
Net income (loss) per common share
   (Loss) from operations                    $      (0.01)   $      (0.00)   $      (0.03)   $      (0.00)
   Discontinued operations                             --              --              --            0.01
                                             ------------    ------------    ------------    ------------
                                             $      (0.01)   $      (0.00)   $      (0.03)   $       0.01
                                             ============    ============    ============    ============



          The accompanying notes are an integral part of the consolidated financial statements.


                                      CYCO.NET, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
Cash flows from operating actvities:
Net cash (used in) operating activities                         $  (781,590)   $   (84,217)
                                                                -----------    -----------

Cash flows from investing activities:
   Stock investment                                                (147,851)
   (Acquisition) disposal of propery and equipment                  (12,960)        76,295
                                                                -----------    -----------
          Net cash (used in) provided by investing activities      (160,811)        76,295
                                                                -----------    -----------
Cash flows from financing activities
   Proceeds from sale of common stock                               622,800          4,350
   Proceeds from note payable                                       250,000             --
   Proceeds from convertible debentures                             369,323             --
   Payment of note payable to shareholder                            (1,000)            --
                                                                -----------    -----------
          Net cash provided by financing activities               1,241,123          4,350
                                                                -----------    -----------

          Net increase (decrease) in cash                           298,722         (3,572)
Beginning cash balance                                                9,299          5,635
                                                                -----------    -----------
Ending cash balance                                             $   308,021    $     2,063
                                                                ===========    ===========

  The accompanying notes are an integral part of the consolidated financial statements.


                                      CYCO.NET, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                                    SEPTEMBER 30, 2004

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

(2)   RECLASSIFICATIONS

Certain amounts from the September 30, 2003 financial statements have been reclassified to conform to current period presentation.

(3)   INVENTORY

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis, and consists principally of finished goods.

(4)   GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2004 the Company incurred a net (loss) of ($2,900,115). At September 30, 2004, the Company had a working capital (deficit) of ($883,720) and stockholders' (deficit) of ($1,177,597). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. As of September 30, 2004, the Company has yet to achieve profitable operations, however has obtained commitments for future funding requirements, as discussed in Note 9.

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

(6)   STOCKHOLDERS' (DEFICIT)

During the nine months ended September 30, 2004, the Company issued 6,193,748 shares of common stock for cash consideration of $622,800. An additional 8,727,833 shares were issued in exchange for services valued at $2,656,057, the fair market value of the shares on the date the Company agreed to issue the stock. Included in those issued for services were 3,800,000 shares issued to employees of the Company at a value of $760,000. Deferred stock compensation at September 30, 2004 was $794,949 and will be amortized over the terms of certain consulting agreements discussed in Note 9.

On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, for the registration of 69,513,810 shares of the Company's common stock, 60,513,810 shares are offered pursuant to the Standby Equity Distribution Agreement discussed in Note 9 and 9,000,000 are for the Secured Debentures discussed in Note 9. The registration statement became effective on August 11, 2004.

(7)   DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell its Internet tobacco products division. The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation as stated in Note 8.

Operating results of discontinued operations for the three months and nine months ended September 30, 2004 and 2003 are shown separately in the accompanying statements of operations. Net sales and net income from discontinued operations are as follows:


                        THREE MONTHS ENDED             NINE MONTHS ENDED
                           SEPTEMBER 30,                 SEPTEMBER 30,
                   ----------------------------   ------------------------
                       2004            2003           2004          2003
                   ------------   -------------   -----------   ----------
Net sales          $         --   $          --   $        --   $2,873,065
                   ============   =============   ===========   ==========
Net income         $         --   $          --   $        --   $  346,405
                   ============   =============   ===========   ==========


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

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, amounting to no less than $100,000, plus costs and attorneys' fees. The case has been consolidated with several other pending suits against other online tobacco retailers. The State of California has settled for $25,000 in May 2004.

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

During 2003, the State District Court of Travis County, Texas alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors, in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. This suit was settled in September 2004 for $3,000.

In the remaining case, the Company has contested the allegations and believes it has meritorious defenses in the case. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuit. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the case.


(9)   COMMITMENTS

EMPLOYMENT AGREEMENTS

As a condition precedent to the merger agreement with Orion Security Services, Inc. ("OSSI"), effective January 1, 2004, the Company has negotiated an employment agreement with the CEO/President of OSSI. The agreement provides for an annual salary of $225,000 through December 31, 2008.

Effective January 1, 2004, the Company entered into employment agreements with Richard Urrea, the President /CEO of Cyco.net, at an annual salary of $120,000 and with Daniel Urrea, CFO of Cyco.net, at an annual salary of $90,000. In total the agreements call for aggregate annual salaries of $210,000, through December 31, 2008. $75,880 is accrued at September 30, 2004 pursuant to these agreements.

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

OPERATING LEASE

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. Future minimum lease payments pursuant to this agreement are:

                YEAR ENDED
                DECEMBER 31                          AMOUNT
                -----------                       -----------
                     2004                         $    61,485
                     2005                              68,920
                     2006                              70,981
                     2007                              24,253
                                                  -----------
                                                  $   225,639
                                                  ===========

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 23,  2004,  the  Company  entered  into a Standby  Equity  Distribution
Agreement ("Standby Agreement") with Cornell Capital Partners ("Cornell"), pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. The previous equity line of credit has been terminated.

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

On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, for the registration of 69,513,810 shares of the Company's common stock. The registration statement became effective on August 11, 2004.

As of September 30, 2004, the Company has issued 513,833 shares to Cornell and Newbridge Securities Corporation with an aggregate value of $255,200 in connection with these agreements.

The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the quarter ended September 30, 2004, the Company received advances totaling $250,000 pursuant to this agreement.

DEBENTURE AGREEMENT

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the period ended September 30, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The Company converted $25,000 worth of the debentures for 148,809 shares of its common stock. At September 30, 2004, the balance of the debentures was $475,000 and accrued interest was $7,360. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture agreement, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment of interest is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

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

CONSULTING AGREEMENTS

Effective June 1, 2004, the Company entered into an agreement for financial consulting services. As consideration for the services, the Company issued 3,000,000 shares of its restricted common stock to this individual. The shares were valued at the fair market value of the stock on the effective date of the agreement, and will have piggy-back registration rights for a period of three years. As of September 30,2004, $380,000 has been expensed as stock compensation and $760,000 is reflected as deferred stock compensation. In addition, the Company has agreed to issue 1,500,000 and 1,500,000 additional shares to the consultant at September 1, 2005 and 2006, respectively, at prices to be determined in the future, based on the then fair market value of the stock.

Effective June 14, 2004, the Company entered into a one year agreement for research and public relations services to be provided through June 15, 2005. As consideration for these services, the Company issued 186,000 shares of its restricted common stock. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of September 30, 2004, $18,991 has been expensed as stock compensation and $34,949 is reflected as deferred stock compensation.


(10)  SUBSEQUENT EVENTS

On November 15, 2004, Cyco.net, Inc. (the "Company") purchased all of the outstanding common stock of Pluto Communications International, AS ("Pluto") a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon " billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto, Inc., dated June 16, 2004 and amended on November 15, 2004 to change the date of Closing to the date hereof, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto, which consists of 2,385,950 shares of common stock. Pluto will continue its operations in Norway and will operate as a 100% wholly owned subsidiary of the Company.

On October 11, 2004, 183,824 shares of common stock were issued to convert $25,000 worth of Convertible Debentures.



                                 CYCO. NET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Effective July 1, 2003, Cyco.net, Inc. sold its tobacco operations to American Indian CigCo, LLC. In conjunction with this sale American Indian CigCo agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows: (1) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003 and (2) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. The payment due on July 31, 2004 has not yet been made. Accrued interest receivable at September 30, 2004, of $193,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received. Effective August 2004, the Stock Purchase Agreement was amended to reflect interest only payments at 4.223% commencing December 2004, with principal due December 2009 or earlier, at the Company's option. The Asset Purchase Agreement was also amended to reflect monthly payments of $16,000, commencing August 2004.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $61,555 at September 30, 2004 is reflected as deferred revenue.

On a go forward basis, revenues and expenses from tobacco sales will be shown as operating results of discontinued operations and are shown separately in the accompanying statements of operations.

On November 19, 2003,  Cyco.net,  Inc.  purchased Orion Security  Systems,  Inc.
(OSSI), a corporation in the development stage, that provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition.


GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2004 the Company incurred a net (loss) of ($2,900,115). At September 30, 2004, the Company had a working capital (deficit) of ($883,720) and stockholders' (deficit) of ($1,177,597). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. As of September 30, 2004, the Company has yet to achieve profitable operations, however has obtained commitments for future funding requirements, as discussed in Note 9.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Sales of OSSI's products during the three months ended September 30, 2004 were $623,320. Cost of goods sold for the three months were $226,616. Revenues and expenses for the same period last year were attributable to the sale of tobacco products and as discussed above have been included in discontinued operations.

General and administrative expenses for the three months ended September 30, 2004 were $385,126 as compared to $37,275 for the same period last year. The increase of $347,851 was primarily due an increase in payroll expense of $184,606 due to the addition of six employees in OSSI, an increases in professional fees of $42,365, and an increase of $95,088 in travel expense.

During the three months ended September 30, 2004, the major components of general and administrative expenses were $5,669 in advertising expenses, $192,937 in payroll expenses, $57,871 in professional fees, $17,500 in rent, $1,213 in depreciation, $95,088 in travel, $4,824in telephone utilities, office supplies and small equipment and other miscellaneous expenses.

General and administrative expenses for the quarter ended September 30, 2003 were $37,275, which primarily consisted of payroll expense of $8,331, legal and professional fees of $25,530, rent expense of $1,314, depreciation expense of $133 and miscellaneous expense of $1,967.

During the three months ended September 30, 2004, the Company incurred research and development costs of $75,253 to enhance its SatSecure and ComSecure products.

During the three months ended September, 30 2004, the Company had expensed $1,152,932 in non-cash stock compensation. The Company issued common stock as consideration for services valued at the fair market value of the stock on the date the Company agreed to issue the stock.

The Company had a net loss of $1,191,208 for the three months ended September 30, 2004, compared to a net loss of $10,608 for the same period last year. The increase in net loss was primarily attributable to cost of goods sold of $226,616 increased general and administrative expenses of $347,851, research and development costs of $75,253, non-cash compensation of $1,152,932,and interest expense of $7,934 off set by revenues of $623,320, gain on sale of discontinued operations of $31,800 and interest income of $1,533 in the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Sales of OSSI's products during the nine months ended September 30, 2004 were $623,320. Cost of goods sold for the nine months were $226,616. Revenues and expenses for the same period last year were attributable to the sale of tobacco products and as discussed above have been included in discontinued operations.

General and administrative expenses for the nine months ended September 30, 2004 were $1,598,315 as compared to $319,584 for the same period last year. The increase of $1,378,731 was primarily due to increases in professional fees of $594,625, an increase in payroll expense of $233,920 due to the addition of six employees in OSSI, an increase of $75,855 in travel, $6,054 in insurance, $8,601 in telephone and an increase of $11,825 in utilities, telephone and other miscellaneous expenses.

During the nine months ended September 30, 2004, the major components of general and administrative expenses were $16,322 in advertising, $567,167 in payroll expenses, $728,994 in professional fees, $47,296 in rent, $3,772 in depreciation, $181,219 in travel, $18,404 in telephone, $6,054 in general liability insurance and $29,087 in utilities, office supplies and small equipment and other miscellaneous expenses.

During the nine months ended September 30, 2003, the major components of general and administrative expenses were $10,060 in advertising, $120,594 in payroll expenses, $115,932 in professional fees, $13,836 in rent, $10,878 in amortization and depreciation, $3,895 in travel, $4,904 in telephone and $39,485 in utilities, office supplies and small equipment and other miscellaneous expenses.

During the nine months ended September 30, 2004, the Company incurred research and development costs of $140,179 to enhance it's SatSecure and ComSecure products.

During the nine months  ended  September,  30 2004,  the  Company  had  expensed
$1,615,908 in non-cash stock compensation. The Company issued common stock as consideration for services valued at the fair market value of the stock on the date the Company agreed to issue the stock.

The Company had a net loss of $2,900,115 for the nine months ended September 30, 2004, compared to a net loss of $43,512 for the same period last year. The increase in net loss was primarily attributable to cost of goods sold of $226,616, increased general and administrative expenses of $1,378,731, research and development costs of $140,179, non-cash compensation of $1,615,908 and interest expense of $9,083 off set by revenues of $623,320, gain on sale of discontinued operations of $61,086 and interest income of $5,580.

FINANCIAL RESOURCES AND LIQUIDITY

For the quarter ended September 30, 2004, cash used in operations was $781,590, cash used in investing activities was $160,811 and cash provided by financing activities was $1,241,123. This resulted in a net increase in cash of $298,722 in the nine months ended September 30, 2004. Cyco.net had cash of $308,021 as of September 30, 2004.

Cyco.net's primary need for cash during the next 12 months are to satisfy current liabilities of $1,498,201, as well as to support Cyco.net's current operations. Cyco.net's current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. Cyco.net in the next twelve months expects to receive the balance of $78,767 of the current receivable from AIC and hopes to attain profitable operations through its SatSecure System and ComSecure Controller sales. However, Cyco.net will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement.

In March 2004, Cyco.net entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Standby Equity Distribution Agreement entered into in September 2001. Pursuant to this agreement, Cyco.net may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Cyco.net requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the quarter ended September 30, 2004, the Company received advances totaling $250,000 pursuant to this agreement.

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the period ended September 30, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The Company converted $25,000 worth of the debentures for 148,809 shares of its common stock. At September 30, 2004, the balance of the debentures was $475,000 and accrued interest was $7,360.

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

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit seeks injunctive relief and assessment of civil penalties of $2,500 for each violation, amounting to no less than $100,000, plus costs and attorneys' fees. The case has been consolidated with several other pending suits against other online tobacco retailers. The State of California has settled for $25,000 in May of 2004.

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

During 2003, the State District Court of Travis County, Texas alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors, in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. Settlement negotiations are ongoing. This suit was settled in September for $3,000.

In the remaining case, the Company has contested the allegations and believes it has meritorious defenses in the case. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuit. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the case.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2004, the Company issued 6,193,748 shares of common stock for cash consideration of $622,800. An additional 8,727,833 shares were issued in exchange for services valued at $2,656,057, the fair market value of the shares on the date the Company agreed to issue the stock. Included in those issued for services were 3,800,000 shares issued to employees of the Company at a value of $760,000. Deferred stock compensation at September 30, 2004 was $794,949 to be amortized over the next 9 months.

On March 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. This agreement replaces the agreement entered into as of September 2001. Upon the execution of the Standby Agreement, the Company agreed to issue 490,000 shares of its common stock to Cornell, plus an additional $10,000 worth of the Company's common stock to Newbridge Securities Corporation, as a placement fee, per the Placement Agent Agreement, valued at the fair market value of the stock as of the date of execution of the agreement. As of September 30, 2004, the Company has issued 513,833 shares with an aggregate value of $255,200 in connection with this agreement.

In May 2004, the Company entered into a Secured Debenture Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the three months ended September 30, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The Company converted $25,000 worth of the debentures for 148,809 shares of its common stock. At September 30, 2004, the balance of the debentures was $475,000. Interest accrued on the debentures as of September 30, 2004 was $7,360. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture agreement, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

Effective June 1, 2004, the Company entered into an agreement for financial consulting services. As consideration for the services, the Company issued 3,000,000 shares of its restricted common stock to this individual. The shares were valued at the fair market value of the stock on the effective date of the agreement, and will have piggy-back registration rights for a period of three years. As of September 30, 2004, $380,000 has been expensed as stock compensation and $760,000 is reflected as deferred stock compensation. In addition, the Company has agreed to issue 1,500,000 and 1,500,000 additional shares to the consultant at June 1, 2005 and 2006, respectively, at prices to be determined in the future, based on the then fair market value of the stock.

Effective June 14, 2004, the Company entered into a one year agreement for research and public relations services to be provided through June 15, 2005. As consideration for these services, the Company issued 186,000 shares of its restricted common stock. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of September 30, 2004, $18,991 has been expensed as stock compensation and $34,949 is reflected as deferred stock compensation.



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


ITEM 6.  OTHER INFORMATION

         None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBIT NO.   DESCRIPTION                                              LOCATION
-----------   -----------------------------------------------------    -----------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                              LOCATION
-----------   -----------------------------------------------------    -----------------------------------------------
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

10.12         One Year Installment Note dated June 13, 2003,           Incorporated by reference to Exhibit 10.12 to
              between Cyco.net, Inc. and American Indian Cigco, LLC.   the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on August 19, 2003

10.13         Five Year Capital Note dated June 13, 2003,              Incorporated by reference to Exhibit 10.13 to
              among Cyco.net, Inc., American Indian Cigco, LLC         the Company's Quarterly Report on Form 10QSB
              and CigCo-Epic Venture.                                  as filed with the Securities and Exchange
                                                                       Commission on August 19, 2003

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


EXHIBIT NO.   DESCRIPTION                                              LOCATION
-----------   -----------------------------------------------------    -----------------------------------------------
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

10.20         Securities Purchase Agreement dated as of May 2004       Incorporated by reference to Exhibit 10.20 to
              between Cyco.net and Cornell Capital Partners, LP        the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004

10.21         Secured Debenture dated as of May 2004 given by          Incorporated by reference to Exhibit 10.21 to
              Cyco.net to Cornell Capital Partners, LP                 the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004

10.22         Investor Registration Rights Agreement dated as of       Incorporated by reference to Exhibit 10.22 to
              May 2004 between Cyco.net and Cornell Capital            the Company's Quarterly Report on Form 10QSB
              Partners, LP                                             as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004

10.23         Irrevocable Transfer Agent Instructions                  Incorporated by reference to Exhibit 10.23 to
                                                                       the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004

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

31.1          Certification re: Section 302 (CEO)                      Provided herewith

31.2          Certification re: Section 302 (CFO)                      Provided herewith

32.2          Certification re: Section 906 (CEO)                      Provided herewith

32.2          Certification re: Section 906 (CFO)                      Provided herewith


(b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.



CYCO.NET, INC.


By:  /s/  Richard A. Urrea    November 22, 2004
  --------------------------
  Richard A. Urrea
  President and Chief Executive
  Officer (Principal Executive Officer)


By:  /s/   Daniel  Urrea      November 22, 2004
  --------------------------
  Daniel Urrea
  Chief Financial Officer
 (Principal Accounting Officer)