Form 10KSB
period 2004-12-31
CYCO NET INC
filed 2005-05-09
CIK 1053113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For transition period from to
--------------- -----------------

Commission file number 000-30244

NEXICON, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's operating revenues for its most recent fiscal year were $495,990.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock on the bulletin board, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $7.68 million on March 31, 2005.

The number of shares of Common Stock outstanding as of March 31, 2005 was 111,282,750.

FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

INTRODUCTORY NOTE

Forward-Looking Statements

This Form 10-KSB contains “forward-looking statements” relating to Nexicon, Inc., formerly Cyco.net, Inc. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Comany undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1. Description of Business

Overview

Nexicon, Inc., formerly Cyco.net, Inc. is the successor corporation to AVE, Inc. The Company was an e-commerce business until July 2003 when it sold the assets of its cigarette e-tail business. This decision was made after several states filed civil lawsuits against the New Mexico subsidiary involved in the sale of cigarettes over the internet. The Company’s management felt that although the Company had a meritorious defense it would be much too costly to defend in a court of law. The Company chose to pursue other business opportunities and on November 19, 2003, Nexicon, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc., a Wisconsin corporation, in a stock for stock purchase. On November 15, 2004, Nexicon, Inc. purchased all of the outstanding common stock of Pluto Communications International, AS, a Norwegian corporation, in a stock for stock purchase. On March 17, 2005, Nexicon, Inc. agreed to repurchase 15 million shares of the Company’s common stock held by Robert Demson in exchange for all right, title, and interest that the Company has in agreements associated with the “SatSecure” technology and to the tradenames “Orion Security Services, Inc.”, “OSSI”, “Ossi-Secure”, “SatSecure”, “SatWatch” and “RECON 9000” (collectively, “Tradenames”) and all equipment, computers and furniture valued at approximately $15,213.

Core Business

The Company’s wholly owned subsidiaries are Orion Security Services, Inc. (“OSSI”), which provides secure computer network and management solutions and video surveillance systems via satellite communication and Pluto Communications International, AS (“Pluto”), which provides all-in-one or issue-specific management solutions for computer network control, cyber security, operational support systems and billing systems.

OSSI’s operations are in Oakton, Virginia and it was organized to deliver two products; a new network security and management control system, OSSI ComSecure© Controller and an innovative, manned or unmanned, mobile video-voice-data and alarm transfer surveillance system, OSSI SatSecure© Surveillance System.

Pluto’s operations are in Oslo, Norway. Pluto has developed a new billing software. The Charon Billing System features low cost ownership, full integration, high volume growth, total control of subscribers at all times and handles the requirements of multinational service providers.

OSSI ComSecure© Controller

The ComSecure© Controller is designed to give a global network enterprise full control of all traffic, devices and subscribers within an IP network. With Internet inspired threats on the increase, government and commercial enterprises are able to now gain full control of their IT infrastructure, maximizing network performance and simultaneously offering an enhanced user experience. This all-in-one rack mount device changes the way network security and management is accomplished by managing what goes on both inside and outside the network, by eliminating damaging content from ever entering the network and by automating tasks for enhanced network performance.

By managing and inspecting every IP packet, through all 7 layers traversing the network, ComSecure© Controller does not allow IP packets containing unauthorized or malicious code to penetrate an enterprise.

The ComSecure© Controller breaks the network processing bottleneck and increases total performance by executing tasks previously performed by firewalls and routers, and by eliminating the need for additional control boxes such as authentication servers, packet shapers, monitoring devices, intrusion detection and protection servers and access control systems.

The Company is focused on two markets, consisting of the public and private sectors. The Company is working to establish relationships with key departments and agencies within the U.S. Government where we believe the ComSecure© Controller will be deemed of strategic value and with integrator partners that control the delivery mechanisms to government and commercial clients.

The ComSecure© Controller is a patent pending complete network control device designed to give the administrator full control of all traffic, devices and subscribers in an IP network.

OSSI SatSecure© Surveillance System

OSSI has introduced a surveillance technology in a rugged transceiver board-level design that delivers bi-directional video, audio, alarm/sensor and data transfer between virtually any two locations on earth with exceptional quality in limited bandwidth environments from 9.6 to 384 KBPS. The SatSecure© Surveillance System can use a variety of communication channels such as ISDN, IP, PSTN (Public Switched Telephone Networks), INMARSAT SatPhones (64 KBPS) and GSM phones (9.6 KBPS) to transfer and remotely control video, audio, alarm/sensor and data between two units at different locations. As of March 2005, Nexicon no longer sells SatSecure.

Charon Billing System

The Charon Billing System consists of several standalone modules that can be delivered separately or combined for maximum operational advantages. These modules are grouped into three main brand names CHARON, CERBERUS and MINOS. Each branded module is divided into segments focusing on different markets. Operators and service providers can therefore use our system for other products and services, and bundle products to increase revenue. Each module has capabilities for the respective market segment, enabling it to be adapted to suit several needs for multi-operational products and service.

The Charon Billing System offers a scalable range of billing and customer care solutions. All systems are tested to ensure they capture and process all detail records at a wide rate. We believe the result is that service providers and network operators can trust Charon Billing Systems and Customer Care Solutions.

The Charon Billing Systems support the billing processes for mobile, wireline, satellite, internet, and energy. Offering flexibility, reliability and scalability, Charon is a constantly evolving, open, client/server system that meets the needs of customers ranging from low volume start-ups to high volume Tier-1 operators.

Sources of Supply

Nexicon expects to contract with third party manufacturers to produce the ComSecure© Controller. The Charon Billing products are developed and maintained inhouse.

Industry

The Company will be entering the highly competitive industry of computer network security with the ComSecure© Network Controller. Currently there are several options for protecting a secure computer network. Most are comprised of a group of components that collectively form a barrier between networks, commonly referred to as Firewalls. Firewalls, which are not standardized, usually consist of several layers of applications and hardware that work to ensure that no single point of vulnerability exists. Firewalls often consist of a bastion host, proxy servers, packet screening tools, multiple routers, a “demilitarized zone”, virus detection and intrusion detection devices. Currently there are several large corporations that provide these services to the market, including Cisco Systems, Nortel Networks, Check Point Software, and IBM.

The Company believes the revenue assurance module of the Charon Billing and OSS will create a competitive advantage for the Company.

Competition

Our competitors have substantially greater resources that we do, and a large market presence. These companies also have name and brand recognition which often implies reliability to the customer. Currently, most network security platforms are made up of several different devices and software, which are often manufactured by different companies. We believe this translates into customers having compatibility issues, and or the exclusion of one or more levels of protection which will ultimately leave their network vulnerable to attack. The ComSecure© Controller breaks the network processing bottleneck and increases total performance by executing tasks previously performed by firewalls and routers, and by eliminating the need for additional control boxes such as authentication servers, packet shapers, monitoring devices, intrusion detection and protection servers and access control systems. This all in one system results in a smaller footprint, increased performance and capability and a significantly lower cost of ownership. The Charon Billing Systems support the billing processes for mobile, wireline, satellite, internet, and energy. Charon is a constantly evolving, open, client/server system that meets the needs of customers ranging from low volume start-ups to very high volume Tier-1 operators.

Government Regulation

The Company does not know of any government regulations concerning either of its products.

Employees

Nexicon, Inc. currently has three full-time and one part-time employee in Albuquerque, NM. Pluto in Norway has six full-time employees. OSSI had six full-time employees through March 2005. Operations for OSSI have been moved to Nexicon’s headquarters in Albuquerque.

Company History

Nexicon, Inc. formerly Cyco.net, Inc. is the successor to Deluxe Onyx Company, a company incorporated in 1921 and which produced motion pictures. In 1987, Deluxe Onyx Company changed to Walsh Communications Group, Inc and moved its domicile to Nevada. On May 4, 1990, its name was changed to AVE, Inc. AVE, Inc. was inactive from 1990 to April 1997 when it began to seek to acquire an operating business. In December 1997, AVE, Inc. acquired Digital Manufacturing Inc. in a reverse merger. Digital Manufacturing Inc. produced an antenna that could be re-engineered to operate in the home satellite frequency spectrum. In February 1999, AVE, Inc. sold its antenna business.

On July 22, 1999, AVE, Inc. acquired Cyco.net, Inc. of Albuquerque, New Mexico in a transaction accounted for as a recapitalization of Cyco.net, Inc. Cyco.net was established in December 1998 to develop a network of web-based companies. Under the terms of the agreement, AVE, Inc. changed its name to Cyco.net, Inc. Mr. R. Gene Klawetter, former Chairman and CEO of AVE, Inc. became a director of Cyco.net, Inc. George Sullivan, former AVE Vice President of Operations resigned, as did Henri Hornby, former Director of AVE, Inc. In the transaction, Cyco.net, Inc. shareholders received 2.08 shares of AVE (now Nexicon, Inc.) for each share of Cyco.net, Inc. stock. This provided the former AVE shareholders with 15% ownership interest in the surviving company and Cyco.net shareholders with 85% ownership interest of the surviving company. Effective January 2005, Cyco.net, Inc. changed its name to Nexicon, Inc.

RISKS RELATED TO OUR BUSINESS

We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.

We Have Historically Lost Money and Losses May Continue In The Future

We have historically lost money. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. In the years ended December 31, 2004 and 2003, we had net losses of $5,488,455 and $4,902,363, respectively. In addition the Company is subject to legal action. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We May Need To Raise Additional Capital To Finance Operations

We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings, the Convertible Debentures and notes to Cornell Capital, and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future expansion. Among other things, external financing may be required to cover our operating costs.

We Have Been the Subject Of A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2004 and 2003 financial statements, which states that Nexicon has suffered recurring losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand, borrowings and sales of common stock through Cornell Capital and cash anticipated from our operations. The Company purchased two wholly-owned subsidiaries, OSSI and Pluto, and through sales of their products hopes to attain profitable operations.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of $1,029,045 at December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2004 by $1,029,045. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

Our Obligations Under The Secured Convertible Debentures Are Secured By All of Our Assets Which Cause Our Operations To Cease If We Default

Our obligations under the secured convertible debentures, issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of our assets. This would cease operations.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

We Could Fail To Attract or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives and consultants, including Richard Urrea, our Chief Executive Officer, President and sole director. The loss of the services of Mr. Urrea could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Urrea.

Item 2. Description Of Property

On April 1, 2004, the Company moved its executive offices to 400 Gold SW, Suite 1000, Albuquerque, New Mexico 87102. Nexicon entered into a two-year lease contract with a monthly basic lease payment of $1,400. On January 28, 2004, Nexicon entered into a three-year lease contract for the operations of OSSI at 8280 Greensboro Dr, McLean Virginia 22102. The basic monthly lease payment is $5,590.

Item 3. Legal Proceedings

On January 28, 2003, the Company’s subsidiary Cyco.net, Inc. was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of internet on-line cigarette sales. The suit alleges that Cyco.net, Inc. failed to report the names and addresses of its customers to taxing authorities. The extent of the City’s damages are to be determined at trial.

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company’s subsidiary Cyco.net, Inc, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit’s three counts alleged false or misleading advertising under California Business and Profession Code 17500 and failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit sought injunctive relief and assessment of civil penalties of $2,500 for each violation. This action was settled for $25,000 in May 2004.

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company’s subsidiary Cyco.net, Inc. alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. Based on the factual assertions, the suit’s four counts alleged unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys’ fees and costs. In March 2004, the parties agreed to settle for $10,000.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company’s subsidiary Cyco.net, Inc. alleging the sale of one carton of cigarettes to a minor using her mother’s name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin Cyco.net, Inc. from doing business in Oregon, $25,000 and attorney’s fees. This suit was settled for $2,000.

On July 10, 2003, the State of Vermont filed a civil action in the State of Vermont, Chittenden County against the Company’s subsidiary alleging the sale of cigarettes to a minor, deceptive failure to file Jenkins Act reports and inform Vermont consumers that they are required to pay sales taxes to the State of Vermont. The suit sought to enjoin the Company from doing business in Vermont, pay civil penalties of up to $10,000 for each sale to a minor, plus attorney’s fees and costs. This suit was settled in April 2004 for $4,000.

During 2003, the State District Court of Travis County, Texas, alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. This suit was settled in September 2004 for $3,000.

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 9, 2004, a majority of the security holders of the Company voted to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 500,000,000. Those voting in favor of the amendment were 57,476,000.

On January 25, 2005, a majority of the security holders of the Company voted to amend the Articles of Incorporation to change the name of the Company to Nexicon, Inc. Those voting in favor of the amendment were 57,476,000.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Nexicon’s common stock has been quoted on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol “CYKE.OB”

The following table sets forth the range of high and low bid quotations for each calendar quarter for Nexicon’s common stock for the prior two years.

	Bid Price Per Share
	High	Low
January 2, 2003 - March 28, 2003	$0.0500	$0.0400

April 1, 2003 - June 30, 2003	$0.0100	$0.0050

July 1, 2003 - September 30, 2003	$0.0100	$0.0050

October 1, 2003 - December 31, 2003	$0.4800	$0.0100

January 2, 2004 - March 31, 2004	$1.2300	$0.2500

April 1, 2004 - June 30, 2004	$0.4700	$0.1800

July 1, 2004 - September 30, 2004	$0.4000	$0.1800

October 1, 2004 - December 31, 2004	$0.2200	$0.0700

Jan 2, 2005 - March 31, 2005	$0.1100	$0.0300

The above prices were obtained from Nasdaq, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of March 31, 2005, Nexicon believes there were approximately 584 holders of record of our common stock.

We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2004, the Company issued 6,600,000 shares of common stock for cash consideration of $587,800. An additional 8,799,833 shares were issued in exchange for services valued at $2,016,384, the fair market value of the shares on the date the Company agreed to issue the stock. Included in those issued for services were 3,800,000 shares issued to employees of the Company at a value of $760,000. Deferred stock compensation at December 31, 2004 was $543,996 to be amortized over the terms of certain consulting agreements.

Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. (“Central”), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock in exchange for 35% of Central’s issued and outstanding common stock.

On November 15, 2004, Nexicon, Inc. purchased all of the outstanding common stock of Pluto Communications International, AS (“Pluto”) a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their “Charon” billing and customer care real-time, client/server system. In the stock for stock purchase, Nexicon, Inc. issued 5,010,496 shares of common stock in exchange for all of the issued and outstanding common stock of Pluto Communications International, AS.

Nexicon acquired the stock of Pluto from the following people in exchange for the number of shares of Nexicon’s common stock set forth opposite their names:

	Number		Number
Name	of shares	Name	of shares
Teigland Eiendom AS	1,117,043	Nordea Liv Norge AS	155,400
Mercury Mobile AS	827,820	Holberg @	133,980
Frank Mjos	656,250	Tommy Eide	105,000
Toman Invest AS	388,500	Lie Invest AS	38,850
Tommy Stiansen	262,500	Rune Svendsen	34,965
Reidar Asphaug	262,500	Jens Petter Teigland	31,248
Svein Erik Fauskanger	262,500	Vest Kapital AS	26,250
Eiendomsgruppen Vest AS	242,498	Anders Giske	7,770
Holberg Norden	235,200	Eivind Bøe	5,250
Holberg Norge	216,972
		Total Shares	5,010,496

In May 2004, the Company entered into a Securities Purchase Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The Investor converted $75,000 worth of the debentures for 679,855 shares of its common stock. At December 31, 2004, the balance of the debentures was $425,000 and the accrued interest was $12,801.

In March 2004, Nexicon entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”). This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, Nexicon may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Nexicon requests an advance under the Standby Equity Distribution Agreement, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price.  On June 10, 2004 the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, for the registration of 69,513,810 shares of the Company’s common stock. The registration statement became effective on August 11, 2004. Effective March 23, 2004, upon the execution of the Standby Equity Distribution Agreement, the Company issued 490,000 shares of its common stock to Cornell at $0.48 per share, plus 20,833 shares of its common stock to Newbridge Securities Corporation, the Placement Agreement, at $0.48 per share. The total fees of $245,000 are capitalized as financing costs net of $85,200 amortization of non-cash interest expense in the accompanying financial statements, in the amount of $160,000 at December 31, 2004.

On November 19, 2003, Nexicon, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc. (“OSSI”), a Wisconsin corporation. In the stock for stock purchase, Nexicon, Inc. issued 50,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Orion Security Services, Inc. The shares were at valued $0.09 per share, the fair market value at November 19, 2003.

Nexicon acquired the stock of OSSI from the following people in exchange for the number of shares of Nexicon’s common stock set forth opposite their names:

Name:	No. of Shares:
Robert V. Demson	26,000,000
Francisco Urrea, Jr.	20,000,000
Paul B. Goldberg	1,800,000
Harry A. Montefusco	1,800,000
John F. Morrison	400,000

In October 2003, Nexicon issued 1,000,000 shares of common stock to Francisco Urrea, Jr., a director, for consulting fees.

Effective July 1, 2003, Nexicon agreed to sell its Internet tobacco products business to American Indian CigCo, LLC (“AIC”). In conjunction with this sale, AIC agreed to purchase 2,000,000 shares of Nexicon’s common stock for $2,800,000 payable in the form of a promissory note bearing interest at 7% per year. Interest payments were originally are due annually commencing July 31, 2004 and the principal was due July 31, 2008. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at AIC’s option. To date, AIC has paid no interest on the note.

In August 2002, Nexicon issued a total of 5,000,000 shares of common stock valued at $150,000 as follows: 1,000,000 shares each to Richard Urrea, Daniel Urrea, Brent Wolford, Lynnette Budagher and Trey Urrea.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Nexicon so as to make an informed investment decision. More specifically, Nexicon had a reasonable basis to believe that each purchaser was either an “accredited investor” as defined in Regulation D of the 1933 Act or otherwise had the requisite sophistication to make an investment in Nexicon’s common stock.

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

The following information should be read in conjunction with the consolidated financial statements of Nexicon and the notes thereto appearing elsewhere in this filing. Statements in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this filing that are not statements of historical or current fact constitute “forward-looking statements.”

Going Concern

The Company has experienced losses from operations as a result of its investment in attempting to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003 the Company incurred net (losses) of ($5,488,455) and ($4,902,363), respectively. At December 31, 2004, the Company had a working capital (deficit) of ($1,048,067) and stockholders’ (deficit) of $(1,611,250). In addition the Company is subject to legal action.

The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased two wholly-owned subsidiaries, OSSI and Pluto, and through sales of their products hopes to attain profitable operations.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2004 and 2003 financial statements, which states that Nexicon has suffered recurring losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Critical Accounting Policies

Nexicon’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Our critical accounting policies are organization, revenue recognition, and deferred offering costs.

Organization. Nexicon, Inc. (the “Company”) is the successor to Cyco.Net, Inc, (formerly AVE, Inc. a Nevada corporation) and operates through its wholly owned subsidiaries, Cyco.net, a New Mexico corporation, Orion Security Systems (“OSSI”), a Wisconsin corporation, and Pluto Communications International, AS (“Pluto”), a Norwegian corporation, discussed below.

Prior to July 1, 2003, the Company’s primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its internet tobacco products division.

On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc., a Wisconsin corporation whose primary line of business is the sale of its Satsecure© System and ComSecure© Controller, which are designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborn aircraft, ships at sea, and a command and control center. In December 2004, management of the Company resolved to dispose of the Satsecure© division of OSSI. As of March 2005, the Company no longer sells Satsecure©.

On November 15, 2004, the Company acquired all of the outstanding common stock of Pluto Communications International, AS, a Norwegian corporation which provides a variety of billing and customer care solutions for telecommunication carriers and other network service providers via its “Charon” billing and customer care real-time client/server system. The “Charon” system provides a high-end Operational Support System (“OSS”) and billing system to improve customer service.

Revenue recognition. Prior to July 1, 2003, the Company’s sole source of revenue was the sale of cigarettes through its primary website (Nexicon), which was designed as an “e-zine”, and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale were FOB shipping point and the Company recorded revenue from cigarette sales when the product shipped. Effective July 1, 2003, the Company sold its internet tobacco products division, accordingly revenues and costs associated with the internet tobacco products division are presented as discontinued operations.

Effective November 19, 2003 through November 14, 2004, the Company’s sole source of revenue was the sale of the SatSecure© and ComSecure© systems discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped. In December 2004, the Company determined to dispose of the SatSecure© division of its business, which was consummated in March 2005. Accordingly, the revenues and costs associated with the SatSecure© division are presented as discontinued operations in the accompanying financial statements.

In November 2004, the Company through Pluto, its wholly-owned Norwegian subsidiary, added the service revenues from the sale of the “Charon” Billing and Operational Support Systems in Norway and Sweden. Revenues are recognized at the completion of the related services, and where they are earned.

Deferred offering costs. The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

Plan of Operation

In the next 12 months, Nexicon plans to pursue sales of its two products; ComSecure© Controller and Charon Billing System by:

•	Partnering with major integrators.

•	Pursuing product certification and pilot program evaluation contracts.

•	Continuing funding efforts.

Results Of Operations

Effective July 1, 2003, Nexicon, Inc. sold its tobacco operations to American Indian CigCo, LLC. In conjunction with this sale AIC agreed to purchase 2,000,000 shares of the Company’s common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows: (1) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003 and (2) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments were originally due annually commencing on August 31, 2004 and the principal balance was due on July 31, 2008. Accrued interest receivable of $294,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at AIC’s option. To date, AIC has paid no interest on the note.

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $46,925 at December 31, 2004 is reflected as deferred revenue.

On a go forward basis, revenues and expenses from tobacco sales will be shown as operating results of discontinued operations and are shown separately in the accompanying statements of operations.

On November 19, 2003, Nexicon, Inc. purchased Orion Security Systems, Inc., a corporation in the development stage, which provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of OSSI, the Company issued 50,000,000 shares of its common stock valued at $4,500,000. The shares were valued at $.09 per share, the fair market value at November 19, 2003. As of December 31, 2003, the Company recorded a loss on asset impairment related to this investment, in the amount of $4,500,000, which was charged to operations.

On March 17, 2005, the Company agreed to repurchase 15 million shares of the Company’s common stock held by Robert Demson in exchange for all right, title, and interest that the Company has in agreements associated with the “SatSecure” technology and to the tradenames “Orion Security Services, Inc.”, “OSSI”,  “Ossi-Secure”, “SatSecure”, “SatWatch” and “RECON 9000” and all equipment, computers and furniture valued at approximately $15,213. The results of operations of OSSI related to SatSecure have been accounted for as discontinued operations in the accompanying financial statements.

On November 15, 2004, the Company purchased all of the outstanding common stock of Pluto Communications International, AS (“Pluto”) a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their “Charon “ billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto, Inc., dated June 16, 2004 and amended on November 15, 2004, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto. Pluto will continue its operations in Norway and will operate as a 100% wholly owned subsidiary of the Company. The results of operations of Pluto from November 15, 2004 through December 31, 2004 are included in the accompanying financial statements.

Results of Operations for Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

Revenues for the year ended December 31, 2004 were $495,990 and was attributable to sale of a ComSecure System and billing revenues from the Charon Billing system. Revenues for the year ended December 31, 2003 were attributable to the sale of a SatSecure System which has been included in discontinued operations.

Cost of goods sold for the year ended December 31, 2004 was $355,766 and was attributable to the sale of a ComSecure System and billing revenues from the Charon Billing system. Cost of goods sold for the year ended December 31, 2003 were attributable to the sale of a SatSecure System which has been included in discontinued operations.

General and administrative expenses for the year ended December 31, 2004 were $1,471,697, which primarily consisted of $17,969 in advertising, $665,914 in payroll expenses, $396,741 in professional fees, $51,532 in rent, $22,829 in amortization and depreciation, $58,841 bad debt expense, $186,529 in travel expense and $71,342 in miscellaneous other expenses.

General and administrative expenses for the year ended December 31, 2003 were $723,527, which primarily consisted of $10,060 in advertising, $429,721 in payroll expenses, $197,277 in professional fees, $15,666 in rent, $11,012 in amortization and depreciation, $12,500 for website maintenance, $12,232 in travel expense and $35,059 in miscellaneous other expenses.

The increase of $748,170 in general and administrative expenses in the year ended December 31, 2004, was primarily due to the operations of OSSI for 10 months of the year and to the operations of Pluto for 1 ½ months.

Research and development costs for the year ended December 31, 2004, were $75,138.

For the year ended December 31, 2004, purchased research and development was $1,503,260 the cost was non-cash as common stock was issued in lieu of cash. The Company recorded purchased research and development pursuant to the write down of its investments in Pluto ($601,260) and Central Solutions, Inc. ($902,000), in excess of the value of the assets acquired.

Non-cash stock compensation for the year ended December 31, 2004 was $1,850,105. The Company issued stock in lieu of cash for various services included in this was stock issued to employees valued at $760,000 other services were valued at $1,090,105.

During the year ended December 31, 2003, the Company recorded a loss on asset impairment related to the purchase of OSSI, as discussed above, in the amount of $4,500,000, which was charged to operations.

Nexicon had an operating loss of $4,759,976 for the 12 months ended December 31, 2004, compared to $5,223,527 in the comparable period in the prior year.

Other income and (expense) for the year ended December 31, 2004, resulted in net expense of ($2,745) which included interest income of $7,510, gain on sale of Cyconet of $75,716 offset by interest expense of ($771) and non-cash interest expense of ($85,200). Other income and (expense) for the same period last year resulted in net income of $56,394 which included interest income of $5,100, gain on sale of Cyconet of $53,897 and interest expense of ($2,603).

Net income (loss) from discontinued operations for the year ended December 31, 2004 and 2003 was a (loss) of ($972,734) net of income tax (benefit) of ($247,000) and income of $362,770 net of income tax of $99,000, respectively. This relates primarily to Nexicon’s former cigarette business which was sold in July 2003 and in 2004 Nexicon’s sale of the SatSecure product line.

Nexicon had a net loss for the year ended December 31, 2004 of $5,488,455, compared to a net loss of $4,902,363 for the same period last year. The comprehensive net loss for the year ended December 31, 2004, was $5,444,133.

Liquidity And Capital Resources

For the year ended December 31, 2004, cash used in operations was $1,406,298, cash used in investing activities was $135,955, and cash provided by financing activities was $1,562,516. This resulted in a net increase in cash of $20,263 in the year ended December 31, 2004. Cash used in operations consisted of a net loss of $5,488,455, a decrease in deferred gain of sale of discontinued operations of $75,716, an increase in receivables of $20,138 and an increase in other assets of $5,451, which was partially offset by amortization and depreciation expenses of $22,829, non-cash interest of $85,200, common stock issued for services of $3,353,365, a currency translation adjustment of $44,322, an increase in accounts payable of $407,575, an increase in net liabilities of discontinued operations of $170,834 and an increase in related party accrued expenses of $99,337. Cash used by investing activities consisted of purchase of property and equipment of $12,994, the purchase of an interest in Mercury Mobile of $147,851 offset by cash received in the Pluto acquisition of $24,890. Cash provided by financing activities consisted of proceeds from the sale of common stock of $587,800, proceeds from notes and debentures of $900,000, proceeds from American Indian Cigco receivable of $75,716 offset by payment of related party note of $1,000. As of December 31, 2004, Nexicon had cash-on-hand of $29,562.

Nexicon’s primary need for cash during the next 12 months are to satisfy current liabilities of $1,260,650, as well as to support Nexicon’s current operations. Nexicon’s current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. Nexicon in the next twelve months expects to receive the balance of $64,036 of the current receivable from ACC and hopes to attain profitable operations through its ComSecure Controller and Charon Billing System sales. However, Nexicon will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. Other than the Standby Equity Distribution Agreement, Nexicon does not have any commitments for financing.

In March 2004, Nexicon entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, Nexicon may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Nexicon requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price.

The Company cannot predict the total number of shares to be issued or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Equity Distribution Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the year ended December 31, 2004, 2,177,290 shares of the Company’s common stock were issued. In addition, the Company issued two promissory notes to Cornell Capital Partners, LP totaling $400,000. As of December 31, 2004, the balance was $150,000 and the accrued interest was $3,096.

In May 2004, the Company entered into a Securities Purchase Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The investor converted $75,000 worth of the debentures for 679,855 shares of its common stock. At December 31, 2004, the balance of the debentures was $425,000 and the accrued interest was $12,801.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities”. FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that the company should consolidate the controlled entity. The Company currently has no investments that qualify for consolidation under the provisions of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

Item 7. Financial Statements

The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

Item 8A. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(b) Changes in Internal Controls:

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

Item 9. Directors and Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act

Nexicon’s present directors and executive officers are as follows:

Name	Age	Position
Richard Urrea	40	Chief Executive Officer, President and Director
Daniel Urrea	33	Chief Financial Officer

The directors and executive officers of Nexicon are not directors or executive officers of any company that files reports with the SEC, nor have they been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Nexicon’s directors and officers from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

The following is a brief description of the background of the directors and executive officers of Nexicon.

RICHARD URREA has been President and Chief Executive Officer of Nexicon since inception in January 1999 and has been our sole director since December 2004. He served as President of Sycom International, Inc. from 1997 to 1999. Sycom is a data communications company. Mr. Urrea led the company from start up through national marketing plan and implementation of its manufacturing plan. The company currently manufactures its products and markets them throughout the U.S. and is in the process expanding into foreign markets. From 1996 to 1997, Mr. Urrea was President of Klaire International Ltd., an export company distributing automotive parts in Mexico. From 1995-1996, Mr. Urrea served as the managing member of Toltec Fruit, L.C., a limited liability company involved in the importation of fruit into the United States from Mexico and South America. From 1993 to 1995, Mr. Urrea worked on the development and marketing plan for Septima Enterprises Inc. From 1991 to 1993, Mr. Urrea managed the Albuquerque Office of White Discount Securities. In 1990, Mr. Urrea was contract administrator for Foresight, Inc., an Albuquerque, laser-optics, government contractor. In 1989, Mr. Urrea served as marketing director for HDI System, Inc. where he devised and implemented an international marketing plan for an ignition system for marine application. In 1985 and 1986, Mr. Urrea owned and operated Shannon Euro Motorcars, a European automobile importing and maintenance company. Mr. Urrea sold the business in 1986 to attend Baylor University. Mr. Urrea received his Bachelor of Business Administration in Marketing and Business Broadcasting from Baylor University’s Hankammer School of Business in 1989.

DANIEL URREA has been Chief Financial Officer with Nexicon since inception in January 1999. Prior to his involvement with the Nexicon, Mr. Urrea worked with Sycom International, manufacturer and distributor of Radio Telemetry Units. During that time Mr. Urrea was responsible for the maintenance of the accounting records for the company, and was instrumental in the development of the company’s business plan. Before this, Mr. Urrea worked for Klaire International, an exporter of automotive accessories to Mexico, in the same capacity. From January 1996 thorough August 1996 Mr. Urrea worked with Equinox International, an international marketing and distribution company, where he was involved in sales and talent recruiting activities. In the Spring of 1995, Mr. Urrea received a Bachelors in Business Administration with a concentration in Finance from the Anderson Schools of Management at the University of New Mexico. Mr. Urrea has also spent several months out of the country where he studied business and other cultures.

Family Relationships

Richard Urrea, our President, Chief Executive Officern and sole director, is the brother of Daniel Urrea, our Chief Financial Officer.

Committees

Nexicon’s Board of Directors serves as the audit committee. The Board of Directors does not have a “financial expert” due to the lack of capital needed to attract a qualified expert.

Code of Ethics

On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003.

Item 10. Executive Compensation

The following table shows all the cash compensation paid by Nexicon, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to Nexicon’s three highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

	Annual Compensation						Long-Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary ($)			Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Richard Urrea, Chief Executive Officer,	2004		$108,634		--	--	--	--	--	--
President and Director	2003 2002	$ $	42,100 110,750		$75,000(3) --	-- --	-- $30,000(1)	-- --	-- --	-- --

Daniel Urrea, Chief Financial Officer	2004 2003	$ $	49,896 30,333		-- $75,000(3)	-- --	-- --	-- --	-- --	-- --
And Secretary/Treasurer	2002		$57,822		--	--	$30,000(1)	--	--	--

Robert V Demson, Chief Operating Officer OSSI	2004 2003 2002	$ $ $	206,250 156,000(2 54,000(2	) )	-- --	-- --	-- --	-- --	-- --	-- --

(1) These represent 1,750,000 shares of common stock issued to each of Richard Urrea and Daniel Urrea. These shares were valued at $0.03 per share on the date of grant.

(2) During the years ended December 31, 2003 and 2002, Robert Demson’s salary was accrued.

(3) A bonus of $75,000 each was accrued for Richard Urrea and Daniel Urrea for reduced salaries paid in the year ended December 31, 2003.

Employment Agreements

Effective January 1, 2004, Nexicon entered into a 5-year employment agreement with Richard Urrea. Mr. Urrea is employed as the President and Chief Executive Officer of Nexicon. Mr. Urrea’s annual salary is $120,000. Mr. Urrea is also entitled to discretionary bonuses to be determined by the Company’s board of directors and the use of a Company car.

Effective January 1, 2004, Nexicon entered into a 5-year employment agreement with Daniel Urrea. Mr. Urrea is employed as the Chief Financial Officer of Nexicon. Mr. Urrea’s annual salary is $90,000. Mr. Urrea is also entitled to discretionary bonuses to be determined by the Company’s board of directors and the use of a Company car.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	750,000	$0.06	750,000
Equity compensation plans not approved by security holders	0	$0	0
TOTAL	750,000	$0.08	750,000

No options have been granted to the named officers and directors.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Voting Securities And Principal Holders Thereof

The following table sets forth, as of March 31, 2005, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name/Address	Number	Percent (1)
Robert V Demson 11702 Saddle Crescent Circle Oakton, Virginia 22124	11,000,000	9.88%
Central Solutions Inc. 10 East Baltimore Street, Suite 1404 Baltimore, Maryland 21202	10,000,000	8.97%
Mathew Urrea - Tres Santos Limited Partnership (2) 7850 Jefferson NE Suite 140 Albuquerque, New Mexico 87109	10,000,000	8.97%
Mathew Urrea - Urrea Family Limited Partnership (2) 7850 Jefferson NE Suite 140 Albuquerque, New Mexico 87109	8,000,000	7.12%
Daniel Urrea 3009 Charleston NE Albuquerque, New Mexico 87110	5,046,000	4.53%
Richard Urrea 600 Alcalde SW #4D Albuquerque, New Mexico 87104	4,721,000	4.24%

ALL OFFICERS AND DIRECTORS AS A GROUP (2 PERSONS)	27,767,000	25.0%

(1)
Applicable percentage of ownership is based on 111,282,750 shares of common stock outstanding as of March 31, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Nexicon.

(2)	Mathew Urrea is the Trustee for and has beneficial ownership of the common stock held by the Urrea Family through these two partnerships. Mathew Urrea is a brother to Richard Urrea and Daniel Urrea.

Item 12. Certain Relationships And Related Transactions

During the years ended December 31, 2004 and 2003, the Company paid $0 and $12,500, respectively, in consulting fees to related parties for services.

At December 31, 2004, the Company has recorded notes payable and accrued interest payable to the president of its subsidiary OSSI, in the aggregate amount of $21,741, including interest of $8,741. In addition, the Company owes this individual $249,276 including $210,000 of prior year accrued and unpaid wages, $19,022 of current year accrued wages and $20,054 of expense reimbursement. All of these liabilities are included in Net Liabilities of Discontinued Operations related to the SatSecure© System division at December 31, 2004, and payment of these obligations is incorporated into the Stock Repurchase Agreement.

Accrued expenses - related party includes an aggregate of $300,000 of unpaid prior year bonuses to employees and the Company’s website designer, all of whom are also shareholders, plus $93,380 of current year accrued wages and $5,957 of expense reimbursements payable to the Company’s employees/shareholders.

During the year ended December 31, 2004, the Company paid $100,200 to its affiliate Mercury, as well as $74,864 to a company affiliated with certain shareholders, for the cost of materials related to its ComSecure Controller product, which amounts are included in cost of goods sold.

On November 19, 2003, Nexicon, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc. (“OSSI”), a Wisconsin corporation. In the stock for stock purchase, Nexicon, Inc. issued 50,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Orion Security Services, Inc.

Nexicon acquired the stock of OSSI from the following people in exchange for the number of shares of Nexicon’s common stock set forth opposite their names:

Name:	No. of Shares:
Robert V. Demson	26,000,000
Francisco Urrea, Jr.	20,000,000
Paul B. Goldberg	1,800,000
Harry A. Montefusco	1,800,000
John F. Morrison	400,000

Item 13. Exhibits And Reports On Form 8-K

(a) The following exhibits are filed as part of this filing:

Exhibit No.	Description	Location
2.1	Acquisition Agreement between AVE and DMI	Incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.1	Certificate of Amendment to Change name to AVE, Inc. dated May 7, 1990	Incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.2	Certificate of Agreement of Merger of DeLuxe Onyx Company dated January 23, 1987	Incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.3	Certificate Amending Certificate of Incorporation dated January 23, 1987	Incorporated by reference to Exhibit 2.10 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.4	Articles in Incorporation of Nexicon, Inc. the Wholly Owned Subsidiary of Nexicon, Inc. (formerly Ave, Inc.)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.5	Certificate of Amendment to Articles of Nexicon, Inc. to change name from Ave, Inc. to Nexicon, Inc.	Incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.6	Certificate of Amendment to Articles of Nexicon, Inc.	Incorporated by reference to Exhibit 21.3 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.7	By-Laws of Nexicon, Inc.	Incorporated by reference to Exhibit 21.5 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

3.8	Certificate of Amendment to Articles of Incorporation of Nexicon, Inc. filed with Nevada Secretary of State on August 9, 2001	Incorporated by reference to Exhibit 3.11 to Nexicon’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 13, 2001

4.1	Stock Specimen	Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

10.1	Promissory note from Nexicon, Inc. to Francisco Urrea, Jr.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001

Exhibit No.	Description	Location
10.2	Asset Purchase and Investment agreement dated June 13, 2003 between Nexicon, Inc. and American Indian Cigco, LLC.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10QSB as filed with the Securities and Exchange Commission on August 19, 2003.

10.3	Five Year Capital Note dated June 13, 2003, among Nexicon, Inc., American Indian Cigco, LLC and CigCo-Epic Venture.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10QSB as filed with the Securities and Exchange Commission on August 19, 2003

10.4	Purchase Agreement dated November 19, 2003 between Nexicon, Inc. and Orion Security Services, Inc.	Incorporated by reference to Exhibit 10.11 to the Company’s 8K dated November 19, 2003 filed with the Securities and Exchange Commission on December 4, 2003.

10.5	Standby Equity Distribution Agreement dated as March 2004 between Nexicon and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10KSB as filed with the Securities and Exchange Commission on April 13, 2004

10.6	Registration Rights Agreement dated as of March 2004 between Nexicon and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10KSB as filed with the Securities and Exchange Commission on April 13, 2004

10.7	Placement Agent Agreement dated as of March 2004 between Nexicon and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10KSB as filed with the Securities and Exchange Commission on April 13, 2004

10.8	Employment Agreement dated as of January 1, 2004 between Nexicon and Richard Urrea	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10KSB as filed with the Securities and Exchange Commission on April 13, 2004

10.9	Employment Agreement dated as of January 1, 2004 between Nexicon and Daniel Urrea	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10KSB as filed with the Securities and Exchange Commission on April 13, 2004

10.10	Securities Purchase Agreement dated as of May 2004 between Cyco.net and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10QSB as filed with the Securities and Exchange Commission on May 18, 2004

10.11	Secured Debenture dated as of May 2004 given by Cyco.net to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10QSB as filed with the Securities and Exchange Commission on May 18, 2004

10.12	Investor Registration Rights Agreement dated as of May 2004 between Cyco.net and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10QSB as filed with the Securities and Exchange Commission on May 18, 2004

Exhibit No.	Description	Location
10.13	Share Exchange Agreement between Nexicon, Inc. and the board of directors of Pluto Communications International, AS	Incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 8K as filed with the Securities and Exchange Commission on November 19, 2004.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 13, 2004

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) On November 15, 2004, Nexicon, Inc. filed a report on Form 8K announcing the acquisition of Pluto Communications International, AS.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered was $35,254 and $15,575 for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB and 8K for those fiscal years.

Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the caption “Audit Fee.”

Tax Fees. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2004 and 2003. These fees related to the review of the Company’s Registration Statement.

Audit Committee Policies and Procedures. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Nexicon by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year’s annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

NEXICON, INC.

Date: May 6, 2005	By: s/ RICHARD URREA
Richard Urrea
President and Chief Executive Officer

By: /s/ DANIEL URREA
Daniel Urrea
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 6, 2005	By: /s/ RICHARD URREA
Richard Urrea
Director

Nexicon, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Nexicon, Inc.

We have audited the accompanying consolidated balance sheet of Nexicon, Inc. (formerly Cyco.Net, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexicon, Inc. as of December 31, 2004, and the results of its operations, and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

StarkwWinterwSchenkein & Co., LLP
Denver, Colorado
April 14, 2005

NEXICON, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
Cash	$5,874
Restricted cash	23,688
Receivables, net of allowance for doubtful
accounts of $40,297	11,813
Receivables - related parties	8,325
Receivable - AIC	64,036
Financing costs	117,600
Prepaid expense	269
Total current assets	231,605

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $127,196	24,628

OTHER ASSETS
Financing cost, net	42,400
Investment in Mercury	147,851
Deposits	7,087
Total other assets	197,338

$453,571

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$664,388
Notes payable - Cornell Partners	150,000
Accrued expenses - shareholders	399,337
Deferred gain	46,925
Total current liabilities	1,260,650

CONVERTIBLE DEBENTURES	425,000

NET LIABILITIES OF DISCONTINUED OPERATIONS	379,171

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares
authorized, 119,494,238 shares issued and outstanding	119,494
Additional paid-in capital	12,719,552
Deferred stock compensation	(543,996)
Stock subscription receivable	(2,800,000)
Accumulated (deficit)	(11,233,530)
(1,738,480)

Other comprehensive income:
Currency translation adjustment	127,230
(1,611,250)

$453,571
See accompanying notes to the consolidated financial statements.

NEXICON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2003

REVENUES	$495,990	$-

COSTS OF GOODS SOLD	355,766	-

GROSS PROFIT	140,224	-

OTHER COSTS AND EXPENSES
General and administrative	1,471,697	723,527
Research and development	75,138	-
Purchased research and development	1,503,260	-
Non-cash stock compensation	1,850,105	-
Loss on asset impairment	-	4,500,000
	4,900,200	5,223,527

OPERATING INCOME (LOSS)	(4,759,976)	(5,223,527)

OTHER INCOME (EXPENSE)
Interest income	7,510	5,100
Interest expense	(771)	(2,603)
Interest expense - non cash	(85,200)
Gain on sale of assets of discontinued operations	75,716	53,897
	(2,745)	56,394

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(4,762,721)	(5,167,133)

INCOME TAXES (BENEFIT)	(247,000)	99,000

(LOSS) BEFORE DISCONTINUED OPERATIONS	(4,515,721)	(5,266,133)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations, net of income
taxes (benefit) of ($247,000) and $99,000, respectively	(972,734)	362,770

NET (LOSS)	(5,488,455)	(4,903,363)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	44,322	-

NET COMPREHENSIVE (LOSS)	$(5,444,133)	$(4,903,363)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	96,573,504	39,499,292

NET (LOSS) PER COMMON SHARE
(Loss) from operations	$(0.05)	$(0.13)
Income from discontinued operations	(0.01)	0.01
Foreign currency translation adjustment	-	-
	$(0.06)	$(0.12)

See accompanying notes to the consolidated financial statements.

NEXICON, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
YEARS ENDED DECEMBER 31, 2003 AND 2004

			Additional	Deferred	Stock		Currency
	Common Stock		Paid in	Stock	Subscription	Accumulated	Translation
	Shares	Amount	Capital	Compensation	Receivable	(Deficit)	Adjustment	Total

Balance at December 31, 2002	31,496,419	$31,496	$668,309	$-	$-	$(842,712)	$-	$(142,907)

Shares issued at $.005 per share, pursuant
to Equity Line of Credit draw	1,219,512	1,220	4,228	-	-	-	-	5,448

Shares issued for stock subscription at $1.40 per share	2,000,000	2,000	2,798,000		(2,800,000)	-	-	-

Shares issued for services at $.01 per share	1,000,000	1,000	9,000	-	-	-	-	10,000

Shares issued at OSSI purchase at $.09 per share	50,000,000	50,000	4,218,432	-	-	-	-	4,268,432

Purchase of OSSI	-	-	-	-	-	-	-	-

Net (loss) for the year	-	-	-	-	-	(4,902,363)	-	(4,902,363)

Balance at December 31, 2003	85,715,931	85,716	7,697,969	-	(2,800,000)	(5,745,075)	-	(761,390)

Shares issued for cash at $.05 - $.17 per share	6,600,000	6,600	581,200	-	-	-	-	587,800

Shares issued at $.07 - $.21 per share, pursuant
to Equity Line of Credit repayments	2,177,290	2,177	247,823	-	-	-	-	250,000

Shares issued at $.07 - $.17 per share, pursuant
to debenture conversions	679,855	680	74,320	-	-	-	-	75,000

Shares issued for services at $.12 - $.61 per share	8,799,833	8,800	2,551,580	(543,996)	-	-	-	2,016,384

Shares issued for financing costs, pursuant
to debenture issue at $.48 per share	510,833	511	244,689	-	-	-	-	245,200

Shares issued at Pluto purchase at $.12 per share,	5,010,496	5,010	513,342	-	-	-	82,908	601,260

Liabilities assumed at Pluto purchase	-	-	(83,371)	-	-	-	-	(83,371)

Shares issued at Central Solutions investment at
$.12 per share pursuant to stock purchase agreement	10,000,000	10,000	892,000	-	-	-	-	902,000

Currency translation adjustment	-	-	-	-	-	-	44,322	44,322

Net (loss) for the year	-	-	-	-	-	(5,488,455)	-	(5,488,455)

Balance at December 31, 2004	119,494,238	$119,494	$12,719,552	$(543,996)	$(2,800,000)	$(11,233,530)	$127,230	$(1,611,250)

See accompanying notes to the consolidated financial statements.

NEXICON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2003
OPERATING ACTIVITIES
Net (loss)	$(5,488,455)	$(4,902,363)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	-	10,000
Depreciation	22,829	1,283
Non-cash interest expense	85,200	-
Loss on asset impairment	-	4,500,000
Gain on sale of assets of discontinued operations	(75,716)	(53,897)
Common stock issued for services and other non-cash
items, net of deferred compensation	3,353,365	10,000
Currency translation adjustment	44,322	-
Changes in assets and liabilities:
(Increase) decrease in receivables	(20,138)	25,292
Decrease in inventory	-	22,576
(Increase) in other assets	(5,451)	-
Increase in accounts payable and accrued expenses	407,575	23,180
Increase in net assets of discontinued operations	170,834	208,337
Increase in accounts and notes payable to related party	-	612
Increase in accrued expenses - related party	99,337	106,400
Net cash provided by (used in) operating activities	(1,406,298)	(48,580)

INVESTING ACTIVITIES
(Purchase) disposal of property and equipment	(12,994)	9,342
Acquisition of Mercury	(147,851)	-
Cash received in Pluto acquisition	24,890	-
Cash received in OSSI acquisition	-	1,057
Net cash (used in) investing activities	(135,955)	10,399

FINANCING ACTIVITIES
Proceeds from sale of common stock	587,800	5,448
Payments on notes payable - related party	(1,000)	(17,500)
Proceeds from notes and debentures	900,000	-
Proceeds from receivable - ACC	75,716	53,897
Net cash provided by (used in) financing activities	1,562,516	41,845

Net increase (decrease) in cash	20,263	3,664

CASH AT BEGINNING OF YEAR	9,299	5,635

CASH AT END OF YEAR	$29,562	$9,299

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

NEXICON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2003

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of stock for services	$-	$10,000
Account receivable - ACC, net of discount of $6,351	$-	$(193,649)
Stock subscription receivable	$-	$(2,800,000)
Sale of net assets of discontinued operations	$-	$17,112
Issuance of stock for purchase of assets	$-	$4,268,432
Issuance of common stock for financing costs	$245,200	$-
Issuance of common stock for conversion of debt	$325,000	$-

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nexicon, Inc. (the “Company”) is the successor to Cyco.Net, Inc, (formerly AVE, Inc. a Nevada corporation) and operates through its wholly owned subsidiaries, Cyco.net (a New Mexico corporation), Orion Security Systems (“OSSI”, a Wisconsin corporation), and Pluto Communications International, AS (“Pluto”, a Norwegian corporation), discussed below.

Prior to July 1, 2003, the Company’s primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its internet tobacco products division, as more fully discussed in Notes 6 and 12.

On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc., a Wisconsin corporation whose primary line of business is the sale of its Satsecure© System and ComSecure© Controller, which are designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborn aircraft, ships at sea, and a command and control center (see Note 13). In December 2004, management of the Company resolved to dispose of the Satsecure© division of OSSI, as more fully discussed in Notes 6 and 12.

On November 15, 2004, the Company acquired all of the outstanding common stock of Pluto Communications International, AS, a Norwegian corporation which provides a variety of billing and customer care solutions for telecommunication carriers and other network service providers via its “Charon” billing and customer care real-time client/server system. The “Charon” system provides a high-end Operational Support System (“OSS”) and billing system to improve customer service (see Note 13).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Equity method of accounting for investments

Investments in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or loss.

Reclassifications

Certain amounts presented in the previous year’s financial statements have been reclassified to conform to the current year presentation.

Revenue recognition

Prior to July 1, 2003, the Company’s sole source of revenue was the sale of cigarettes through its primary website (cyco.net), which has been designed as an “e-zine”, and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale were FOB shipping point and the Company recorded revenue from cigarette sales when the product shipped. As discussed in Notes 6 and 12, effective July 1, 2003, the Company sold its internet tobacco products division, accordingly revenues and costs associated with the internet tobacco products division are presented as discontinued operations.

Effective November 19, 2003 through November 14, 2004, the Company’s sole source of revenue was the sale of the SatSecure© and ComSecure© systems discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped. In December 2004, the Company determined to dispose of the SatSecure© division of its business, which was consummated in March 2005 (see Note 12). Accordingly, the revenues and costs associated with the SatSecure© division are presented as discontinued operations in the accompanying financial statements.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In November 2004, the Company through Pluto, its wholly-owned Norwegian subsidiary, added the service revenues from the sale of the “Charon” Billing and Operational Support Systems in Norway and Sweden. Revenues are recognized at the completion of the related services, when they are earned (see Note 13).

Discount and fees related to the equity line of credit

The discount and any related fees on the shares issued pursuant to the equity line of credit agreement or the standby equity distribution agreement described in Note 3 are treated as though they were commissions and are deducted from additional paid in capital at the time the shares are issued.

Inventory

Inventory, consisting of products available for sale, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Advertising

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $17,961 in 2004 and $10,060 in 2003.

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade and other receivables

Trade receivables and other current receivables are stated on the balance sheet at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. During 2004, an allowance of $40,297 was recorded.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The fair value of long-term debt is based at current rates at which the Company could borrow funds with similar remaining maturities.

Property and equipment

Property and equipment consists of furniture and office equipment, is stated at cost and is being depreciated using the straight-line method over the estimated economic lives of 3 to 5 years.

Impairment of long-lived assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company recorded an impairment loss during 2003, as discussed in Note 13.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Deferred offering costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

Net (loss) per common share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and development

Research and development costs are expensed as incurred.

Segment information

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment as it has disposed of certain of its business operations during 2003 and 2004, and will evaluate additional segment disclosure requirements as it expands operations.

Concentrations

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments have negatively affected the perception of potential and current customers with respect to the tobacco industry, and therefore had a significant influence in the Company’s decision to sell its internet tobacco products division as discussed in Notes 6 and 12.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Translation of financial statements

The Company’s wholly-owned subsidiary Pluto (Note 13) operates in Norway. The financial statements are translated from a functional currency (the Norwegian Krǿner) which is not the U.S. dollar, in the following manner: assets and liabilities at the year-end rate; stockholders’ (deficit) at historical rates and results of operations at the daily average exchange rates for the period.

Comprehensive income

The Company follows SFAS 130, “Reporting Comprehensive Income”. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Recent pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities”. FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that the company should consolidate the controlled entity. The Company currently has no investments that qualify for consolidation under the provisions of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

Note 2. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003 the Company incurred net (losses) of ($5,488,455) and ($4,902,363), respectively. At December 31, 2004, the Company had a working capital (deficit) of $(1,029,045) and stockholders’ (deficit) of $(1,611,250). In addition the Company is subject to legal action (see Note 11).

The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. As discussed in Note 13, the Company purchased a wholly-owned subsidiary, Pluto and through its “Charon“ Billing and Operational Support System sales, in conjunction with ComSecure© Controller sales, through its wholly-owned subsidiary OSSI, hopes to attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. STANDBY EQUITY DISTRIBUTION AGREEMENT

On August 16, 2001 the Company entered into an Equity Line of Credit agreement with Cornell Capital Partners, L.P. (“Cornell”) which would have enabled the Company to periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5,000,000. As of December 31, 2003, the Company had requested one advance under the terms of the Equity Line of Credit, resulting in the issuance of 1,219,512 shares of common stock, for net cash proceeds of $5,448.

On March 23, 2004, the Company and Cornell entered into a Standby Equity Distribution Agreement (“Standby Agreement”), pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company’s common stock. The previous Equity Line of Credit agreement was terminated upon execution of the Standby Agreement. As a condition precedent to the execution of the Standby Agreement, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, related to the shares issuable under the Standby Agreement. The commitment period for the Standby Agreement extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the registration statement.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The Company is obligated to pay a cash commitment fee to Cornell equal to 5% of each advance, payable directly from the gross proceeds of each advance, to be held in escrow, pursuant to the Escrow Agreement entered into with Cornell. Effective March 23, 2004, upon the execution of the Standby Agreement, the Company issued 490,000 shares of its common stock to Cornell at $.48 per share, $235,200. The “Commitment” shares were valued at the fair market value of the shares at March 23, 2004, the date of execution of the Standby Agreement, and are capitalized as financing costs and amortized as interest expense over the two year commitment period of the Standby Agreement. Interest expense associated with the financing costs amounted to $75,200 for the year ended December 31, 2004, at which date the unamortized balance of the financing costs was $160,000. An additional $10,000 of the Company’s common stock was issued to Newbridge Securities Corporation (“Newbridge”), valued at the fair market value of the shares as of March 23, 2004 (20,833 shares at $0.48 per share).

On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the registration of 69,513,810 shares of the Company’s common stock. The registration statement became effective on August 11, 2004.

As of December 31, 2004, the Company has issued 510,833 shares of its common stock to Cornell and Newbridge, with an aggregate value of $245,200 in connection with these agreements.

The Company cannot predict the total number of shares to be issued or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the year ended December 31, 2004, 2,177,290 shares of the Company’s common stock with a fair market value of $250,000 were issued pursuant to the Standby Agreement. In addition, the Company issued two unsecured promissory notes to Cornell, bearing interest at 12% per annum, totaling $400,000, and due within one year. The Company received $363,843, net of financing costs of $36,157. As of December 31, 2004, after repayments of $250,000 the balance due is $150,000 and the accrued interest is $3,096. Subsequent to year end this obligation and the associated accrued interest were paid in full.

Subsequent to December 31, 2004, the Company entered into additional unsecured promissory notes bearing interest at 12% per annum and due November 26, 2005 in the aggregate amount of $1,250,000. The Company received $1,140,132 net of financing costs of $109,868. The Company has repaid $300,000 of these promissory notes. In addition, pursuant to the Standby Agreement, the Company issued an additional 7,579,034 shares of its common stock for gross proceeds of $300,000 which was used for partial repayment of the promissory notes. An additional 40,000,000 shares were issued and held in escrow in connection with the $1,000,000 promissory note effective March 3, 2005, as more fully discussed in Note 16.

Note 4. DEBENTURE AGREEMENT

In May 2004, the Company entered into a Securities Purchase Agreement, whereby up to $500,000 of 5% secured, convertible debentures were issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The investor converted $75,000 worth of the debentures for 679,855 shares of the Company’s common stock. At December 31, 2004, the balance of the debentures was $425,000 and the accrued interest was $12,801.

The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest are either payable in full two years after the date of issue, or convertible at the Holder’s option, into shares of the Company’s common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company’s $.001 par value common stock (the “Conversion Shares”), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company’s common stock, at the Holder’s option. If payment is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The Company, at its option, may redeem all or a portion of the outstanding debentures at a rate of 120% of the amount redeemed plus interest. In the event of redemption, the Holder will receive a warrant to purchase 50,000 shares of the Company’s common stock for every $100,000 redeemed, on a pro-rata basis. Such warrants will be exercisable on a cash basis, at 120% of the quoted closing bid price on the closing date. The warrants will have “piggy back” and demand registration rights and will remain in effect for two years after the closing date. The Company was required to register the resale of the Conversion Shares under the Securities Act of 1933, as amended, pursuant to the terms of an Investor Registration Rights Agreement, attendant to the Debenture Agreement. Any discounts from the fair market value related to the above conversions will be charged to interest at the time of conversion.

Subsequent to December 31, 2004, the Company converted an additional $20,000 worth of debentures, resulting in the issuance of 417,000 shares of its common stock (see Note 16).

Note 5. STOCKHOLDERS’ (DEFICIT)

On June 9, 2004, the Company filed an Amendment to its Articles of Incorporation to increase its authorized capital to 500,000,000 shares of $.001 par value common stock.

During the year ended December 31, 2004, the Company issued 6,600,000 shares of common stock for cash consideration of $587,800. An additional 8,799,833 shares were issued in exchange for services valued at $2,016,384, the fair market value of the shares on the date the Company agreed to issue the stock. Included in those issued for services were 3,800,000 shares issued to employees of the Company at a value of $760,000. An additional 2,177,290 shares were issued in connection with the Standby Agreement discussed in Note 3 and an additional 679,855 issued in connection with the conversion of $75,000 worth of convertible debentures, as described in Note 4. Deferred stock compensation at December 31, 2004 was $543,996 to be amortized over the terms of certain consulting agreements discussed more fully in Note 15.

On June 10, 2004 the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, for the registration of 69,513,810 shares of the Company’s common stock. Of these, 60,513,810 shares are offered pursuant to the terms of the Standby Agreement discussed in Note 3 and 900,000 shares are for the Secured Debentures discussed in Note 4. The registration statement became effective on August 11, 2004.

In connection with the acquisition of Pluto, effective November 15, 2004, the Company issued 5,010,496 shares of its common stock for all of the issued and outstanding shares of Pluto. The shares were valued at their fair market value as of November 15, 2004 (see Note 13).

Effective December 10, 2004 the Company issued 10,000,000 shares of its common stock in exchange for 35% of the issued and outstanding shares of Central Solutions, Inc. (“Central”). The shares were valued at their fair market value as of December 10, 2004 (see Note 13). The investment in Central is accounted for under the equity method of accounting.

Subsequent to December 31, 2004, and as more fully described in Note 12, on March 17, 2005, the Company entered into a Stock Repurchase Agreement with the President of wholly-owned subsidiary OSSI, pursuant to which the Company agreed to repurchase 15,000,000 shares of the Company’s common stock in exchange for $20,000 in cash and a promissory note in the amount of $220,000, plus all equipment, furniture and computers located in the OSSI offices in McClean, Virginia, as well as relinquishing all right title and interest the Company might have in certain agreements related to the SatSecure© technology and various associated tradenames.

Subsequent to December 31, 2004, the Company issued 5,338,000 shares of its common stock, for cash of $230,000, debenture conversion of $20,000, and in connection with the Standby Agreement (see Note 16).

During the periods covered by these financial statements the Company has issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, it could be liable for rescission of the issuances if such exemptions were found not to apply and this could have a material negative impact on the Company.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 6. DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell its Internet tobacco products division (See Note 12). The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation issues as discussed in Note 11.

In December 2004, the Company, through its wholly-owned subsidiary OSSI, decided to discontinue its SatSecure© Systems division, pursuant to the terms of a Stock Repurchase Agreement with the President of OSSI, which was consummated on March 17, 2005 (see Note 12).

Operating results of discontinued operations for the years ended December 31, 2004 and 2003 are shown separately in the accompanying statements of operations.

Net sales and net income (loss) from discontinued operations are as follows:

	2004	2003

Net sales	$174,810	$2,887,704
Net income (loss)	$(972,734)	$362,770

Assets related to discontinued operations, which were included in the sale, were as follows as of December 31, 2003:

Inventory	$2,070
Property and equipment - net	3,295
Intangible assets - net	11,746
Net assets of discontinued operations	$17,111

Net liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of December 31, 2004:

Property and equipment - net	$16,020
Deposits	11,179
Accounts payable and accrued expenses	(135,353)
Notes payable and accrued interest - related	(21,741)
Accrued expenses - shareholder	(249,276)
Net liabilities of discontinued operations	$(349,171)

Note 7. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company paid $0 and $12,500, respectively, in consulting fees to related parties for services.

At December 31, 2004, the Company has recorded notes payable and accrued interest payable to the president of its subsidiary OSSI, in the aggregate amount of $21,741, including interest of $8,741. In addition, the Company owes this individual $249,276 including $210,000 of prior year accrued and unpaid wages, $19,022 of current year accrued wages and $20,054 of expense reimbursement. All of these liabilities are included in Net Liabilities of Discontinued Operations related to the SatSecure© System division at December 31, 2004 (see Note 6), and payment of these obligations is incorporated into the Stock Repurchase Agreement discussed in Notes 5 and 12.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Accrued expenses - related party includes an aggregate of $300,000 of unpaid prior year bonuses to employees and the Company’s website designer, all of whom are also shareholders, plus $93,380 of current year accrued wages and $5,957 of expense reimbursements payable to the Company’s employees/shareholders.

During the year ended December 31, 2004, the Company paid $100,200 to its affiliate Mercury (Note 14), as well as $74,864 to a company affiliated with certain shareholders, for the cost of materials related to its ComSecure Controller product, which amounts are included in cost of goods sold.

Note 8. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes”, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling	Tax
	Item	Effect
Net operating loss carryforward	$4,617,000	$1,570,000

A capital loss carryforward of $25,000 expired in 2004 and the net operating loss carryforward will expire through 2024.

The deferred tax asset has been fully reserved as of December 31, 2004. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2004 was an increase of $(292,000). The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from non-cash interest, services and other non—cash interest and services.

Note 9. STOCK BASED COMPENSATION

Stock Options

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 4,000,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the common stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted. All options outstanding at December 31, 2004 have been granted to employees.

Summarized information relative to the Company’s stock option plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2004	1,350,000	0.08
Granted	-	-
Exercised	-	-
Forfeited	(600,000)	-
Outstanding at December 31, 2004	750,000	$0.08

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

An option for 600,000 shares expired in 2004 and an option for 750,000 shares expires in 2006.

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

NOTE 10. STOCK PURCHASE WARRANT

During the year ended December 31, 2001 the Company issued a stock purchase warrant, exercisable for 300,000 shares of common stock, expiring on August 16, 2006. The exercise price of the warrant is the lower of (i) 120% of the closing price of the Company’s stock on August 16, 2001, or (ii) the lowest price at which the Company issues or sells common stock subsequent to August 16, 2001. After such adjustment, the number of shares is also adjustable by the former exercise price multiplied by the number of shares divided by the new exercise price.

During the year ended December 31, 2002 the Company was required to change the terms of the warrant. As of December 31, 2004 the warrant is exercisable into 1,440,000 shares of common stock at $0.03 per share. The warrant expires on August 16, 2006.

Note 11. CONTIGENT LIABILITY

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company’s subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit’s three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit sought injunctive relief and assessment of civil penalties of $2,500 for each violation, and the State of California was settled for $25,000 in May 2004.

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company’s subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. The suit’s four counts alleged unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Nexicon, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys’ fees and costs. Subsequent to December 31, 2005, the parties settled for $10,000 in April 2004.

On April 1, 2003, the State of Oregon filed a civil action in the State of Oregon, Marion County against the Company’s subsidiary alleging the sale of one carton of cigarettes to a minor using her mother’s name and credit card, in violation of State Unlawful Trade Practices Act. The suit sought to enjoin the Company from doing business in Oregon, and was settled in the fall of 2003, for $2,000, with no admission of liability.

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who are engaged in the business of internet online tobacco sale. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the city’s damages is yet to be determined at trial. The Company has contested the allegations and believes it has meritorious defenses. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the case.

On July 10, 2003, the State of Vermont, filed a civil action in Chittenden County against the Company’s subsidiary, alleging the sale of cigarettes to a minor in violation of seven Vermont Statutes, deceptive failure to file Jenkins Act reports and inform the Vermont consumers they are required to pay Vermont sales taxes. The suit sought to enjoin the Company from doing business in the State of Vermont, pay civil damages of up to $10,000 for each sale to a minor, plus attorney’s fees and expenses. The State of Vermont settled for $4,000 in April 2004.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

During 2003, the State District Court of Travis County, Texas alleged that the Company did not take effective measures to prevent the sale of tobacco products to minors, in violation of the Texas Deceptive Trade Practices - Consumer Protection Act. This case was settled in September 2004 for $3,000.

Note 12. SALE OR DISPOSITION OF BUSINESS

Internet tobacco products

Effective on July 1, 2003 the Company agreed to sell its Internet tobacco products business to American Indian CigCo, LLC (AIC). In conjunction with this purchase AIC agreed to purchase 2,000,000 shares of the Company’s common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows:

•
Payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003. The balance of the note is $64,036 at December 31, 2004.

•
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

Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $46,925 at December 31, 2004 is reflected as deferred revenue (see discontinued operations at Note 6).

In addition, interest income from the $2,800,000 note receivable will be recognized as the proceeds are collected and the unpaid portion of the principal balance will be recorded as a reduction of stockholders’ equity.

SatSecure© Systems

In December 2004, the Company decided to discontinue operations of its OSSI SatSecure© Systems business, pursuant to the terms of a Stock Repurchase Agreement which was consummated March 17, 2005. The Company agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI for a total purchase price of $240,000 payable as $20,000 at closing and a note payable for $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months, plus equipment located in the OSSI facility with a net book value of $16,020, which is included in net liabilities of discontinued operations at December 31, 2004. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure© technology and to various associated tradenemes. Accordingly, all revenues and associated costs related to the SatSecure© product are reflected as discontinued operations in the accompanying financial statements (Note 6).

NOTE 13. ACQUISITION OF ASSETS AND LOSS ON ASSET IMPAIRMENT

OSSI

Effective November 19, 2003, Nexicon, Inc. entered into a merger agreement with Orion Security Services, Inc. (“OSSI”), a Wisconsin corporation in the development stage, that provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of OSSI, the Company issued 50,000,000 shares of its common stock valued at $4,500,000. The shares were valued at $.09 per share, the fair market value at November 19, 2003. As of December 31, 2003, the Company recorded a loss on asset impairment related to this investment, in the amount of $4,500,000, which was charged to operations.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The purchase price was allocated as follows:

Current assets	$1,057
Property and equipment	9,613
Current liabilities	(242,238)
Net liabilities acquired	$(231,568)

The assets acquired and liabilities assumed were recorded at the historical basis of OSSI. The excess of the purchase price paid over the value of the assets acquired was recorded as impairment of assets of $4,500,000 in 2003.

Pluto

Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto Communications International, AS (“Pluto”) a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their “Charon” billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto, Inc., dated June 16, 2004 and amended on November 15, 2004 to change the date of Closing to the date thereof, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto, which consists of 2,385,950 shares of common stock. The business combination has been accounted for as a purchase. The shares were valued at $.12 per share, the fair market value at November 15, 2004 ($601,260). The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition. Pluto will continue its operations in Norway and will operate as a 100% wholly owned subsidiary of the Company.

The purchase price was allocated as follows:

Current assets		$93,327
Property and equipment 37,283
Other assets		7,221
Current liabilities		(221,202)
Net liabilities acquired	$	(83,371)

The assets acquired and liabilities assumed were recorded at the historical basis of Pluto, translated from the functional currency of Norwegian Krǿner into U.S. dollars as of the date of acquisition, November 15, 2004. Included in restricted cash, is $23,688 temporarily restricted to cover a portion of the Pluto employees’ payroll tax withholdings, as required by Norwegian law. Since the funds are periodically remitted to the related taxing authorities, this amount is presented as a current asset at December 31, 2004. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $601,260 and charged to operations during the period ended December 31, 2004.

The following unaudited summarized pro forma information assumes the acquisition had occurred on January 1, 2004:

Net sales	$731,385
Net (loss)	$(6,039,227)
(Loss) per share:
basic and diluted	$(0.06)

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Central Solutions

Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. (“Central”), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock in exchange for 35% of Central’s issued and outstanding common stock. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $902,000 and charged to operations during the period ended December 31, 2004.

Mercury Mobile

Effective May 18, 2004, the Company entered into a Stock Purchase Agreement with Mercury Mobile AS (“Mercury”), a Norwegian Corporation, whereby the Company purchased 58,845 shares (2.5% of the then issued and outstanding Mercury shares) of Mercury for cash in the amount of $147,851. Management of the Company believes this investment to be fully realizable, therefore no impairment has been recorded as of December 31, 2004. During the year ended December 31, 2004, the Company paid $100,200 to Mercury for certain materials related to its ComSecure Controller product, which amount is included in cost of goods sold (see Note 7).

NOTE 14. EXCLUSIVE PURCHASE AND SUPPLY AGREEMENT

Effective October 27, 2003, the Company through its wholly-owned subsidiary OSSI, entered into an exclusive purchase and supply agreement for certain specialized equipment, with the manufacturer, a foreign entity. The term of the agreement extends through December 31, 2006 and provides for two automatic two-year extensions. The agreement calls for an annual minimum purchase quota of £160,000, denominated in UK Pounds. Pursuant to the terms of the Stock Repurchase Agreement discussed in Note 12., this agreement transferred to the president of OSSI, therefore as of March 17, 2005, the Company has no further obligation under this agreement.

NOTE 15. COMMITMENTS

Employment agreements

As a condition to the OSSI stock purchase agreement (Note 13), effective January 1, 2004, the Company has negotiated an employment agreement with the CEO/President of OSSI. The agreement provides for an annual salary of $225,000 through December 31, 2008. Effective March 17, 2005, this individual has resigned, as a condition to the Stock Repurchase Agreement and discontinued operations related to the OSSI SatSecure© Systems division (see Notes 6 and 12). Payment of prior amounts owed to him for accrued salary and expenses are incorporated into the payment structure of the Stock Repurchase Agreement.

Effective January 1, 2004, the Company has entered into employment agreements with its three employees. The agreements call for aggregate annual salaries of $294,000, through December 31, 2008. At December 31, 2003, $93,380 is included in accrued expenses related to these employment agreements.

Distributor agreement

Effective January 1, 2004, the Company, through its wholly-owned subsidiary OSSI, entered into an exclusive distributor agreement with a foreign entity. As per the terms of the agreement, OSSI is granted an exclusive license to distribute, promote, sell, install, service and otherwise maintain and reproduce by its own means, certain surveillance equipment to the U.S. government as well as non-exclusive rights to certain equipment for both the U.S. governmental and commercial entities. The term of the agreement extends to December 31, 2007 and provides for an automatic two-year renewal period. The agreement calls for the sale of a minimum of fifty licenses, of which at least five must be “Advanced”. The cost per license for both the Advanced and Basic systems is, $80,000 and $40,000, respectively, with annual support agreement costs of $20,000 and $10,000, respectively.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Operating leases

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. The Company remains liable on the OSSI lease through its term and is actively pursuing a sublessee, since the McClean, VA operations have been discontinued (see Notes 6 and 12). Effective April 1, 2004, the Company entered into an operating lease agreement for its corporate headquarters in Albuquerque, NM, commencing April 1, 2004 and continuing through March 31, 2006.

Future minimum lease payments pursuant to these agreements are as follows:

Year ended
December 31	Amount
2005	$85,720
2006	87,781
2007	24,253
$197,754

Aggregate rent expense amounted to $74,040 and $18,968 for the years ended December 31, 2004 and 2003, respectively, of which $22,508 and $3,302, respectively are included in discontinued operations (Note 6) and $51,532 and $15,666, respectively, are included in general and administrative expenses.

Consulting agreements

Effective June 1, 2004, the Company entered into an agreement for financial consulting services. As consideration for the services, the Company issued 3,000,000 shares of its restricted common stock to this individual. The shares were valued at the fair market value of the stock on the effective date of the agreement, and will have piggy-back registration rights for a period of three years. As of December 31, 2004, $667,342 has been expensed as stock compensation and $472,658 is reflected as deferred stock compensation. In addition, the Company has agreed to issue 1,500,000 and 1,500,000 additional shares to the consultant at September 1, 2005 and 2006, respectively, at prices to be determined in the future, based on the then fair market value of the stock.

Effective June 14, 2004, the Company entered into a one year agreement for research and public relations services to be provided through June 15, 2005. As consideration for these services, the Company issued 186,000 shares of its restricted common stock. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of December 31, 2004, $33,673 has been expensed as stock compensation and $20,267 is reflected as deferred stock compensation.

Effective November 3, 2004, the Company entered into a twelve month agreement for investor /media relations consulting services to be provided through November 30, 2005 and continuing on a month to month basis thereafter. The agreement calls for monthly payments of $7,500 plus approved expenses. As a condition to the agreement, the Company issued 499,500 shares of its restricted common stock to the consultant. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of December 31, 2004, $8,869 has been expensed as stock compensation and $51,071 is reflected as deferred stock compensation. In addition, the Company has agreed to issue the consultant 45,500 shares of its restricted common stock per month, throughout the term of the engagement. Further, and subject to certain performance objectives, the consultant will be eligible for a discretionary bonus of up to 1,000,000 shares. In the event the Company files a registration statement, the consultant shares will have “piggy-back” and demand registration rights.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 16. SUBSEQUENT EVENTS

Stock issuance

Subsequent to December 31, 2004, the Company issued an aggregate of 500,000 shares of its common stock for cash in the amount of $30,000, 417,000 shares in connection with the conversion of $20,000 worth of debentures, as well as 7,579,034 shares in connection with the Standby Agreement (Note 3).

On January 14, 2005, the Company issued an unsecured promissory note to Cornell in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, the Company issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (November 26, 2005), unless otherwise mutually extended. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan.

NEXICON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Nexicon, Inc.
Table of Contents

Page

Report of Independent Auditors	1

Consolidated Balance Sheet	2

Consolidated Statements of Operations	3

Consolidated Statements of Changes in Stockholders’ (Deficit)	4

Consolidated Statements of Cash Flows	5-6

Notes to Consolidated Financial Statements	7-21