Form 10QSB
period 2005-03-31
CYCO NET INC
filed 2005-05-19
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005


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




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No



The number of shares of Common Stock outstanding as of May 5, 2005 was 118,344,445.

                                  NEXICON, INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2005


         PART   I  FINANCIAL INFORMATION


       Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited)                              3

          Consolidated Statements of Operations
           And Comprehensive Income (unaudited)                               4

           Consolidated Statements of Cash Flows (unedited)                   5

            Notes to Consolidated Financial Statements (unaudited)            6

       Item 2. Management's Discussion and Analysis of Plan
                          of Operations                                      10

       Item 3. Controls and Procedures                                       12




         PART   II  OTHER INFORMATION

       Item 1. Legal Proceedings                                             12

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   12

       Item 3. Defaults Upon Senior Securities                               12

       Item 4. Submission of Matters to a Vote of Security Holders           12

       Item 5. Other Information                                             12

       Item 6. Exhibits and Reports on Form 8-K                              13


The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (unaudited)

                     ASSETS
CURRENT ASSETS
    Cash                                                      $    596,732
    Restricted cash                                                 11,075
    Receivables, net of allowance for doubtful
         accounts of $2,364                                         59,098
    Receivables - related parties                                    8,369
    Receivable - AIC                                                54,674
    Interest receivable - AIC                                          382
    Financing costs                                                117,600
    Prepaid expense                                                  3,552
                                                              ------------
     Total current assets                                          851,482
                                                              ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $136,508                              13,757
                                                              ------------

OTHER ASSETS
  Financing cost, net                                               13,000
  Investment in Mercury                                            147,851
   Deposit                                                           3,649
                                                              ------------
                                                                   164,500
                                                              ------------

                                                              $  1,029,739
                                                              ============

           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $    660,814
   Notes payable - Cornell Partners                              1,150,000
   Accrued interest - Cornell Partners                              32,441
   Accrued expenses - shareholders                                 381,738
  Deferred gain                                                     37,563
  Net liabilities of discontinued operations                       362,605
                                                              ------------
     Total current liabilities                                   2,625,161
                                                              ------------

CONVERTIBLE DEBENTURES                                             405,000
                                                              ------------


STOCKHOLDERS' (DEFICIT)
   Common stock, $0.001 par value, 500,000,000 shares
      authorized, 111,282,238 shares issued and outstanding        111,283
   Additional paid-in capital                                   13,016,190
   Tresury stock, 15,000,000 shares at par value                    15,000
   Deferred stock compensation                                    (285,374)
   Stock subscription receivable                                (2,800,000)
   Accumulated (deficit)                                       (12,213,949)
                                                              ------------
                                                                (2,156,850)
Other comprehensive income:
 Currency translation adjustment                                   156,428
                                                              ------------
                                                              $  1,029,739
                                                              ============

The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                           Three Months Ended March 31,
                                                              2005              2004
                                                         --------------    --------------
Revenues                                                 $       32,059    $           --
                                                         --------------    --------------

Cost of goods sold                                              121,399                --
General and administrative expenses                             515,537           560,881
Non-cash compensation                                           258,622           248,250
                                                         --------------    --------------
(Loss) from operations                                         (863,499)         (809,131)
                                                         --------------    --------------

Other income (expense):
   Interest income                                                1,367                --
   (Loss) on sale of assets of discontinued operations          (14,110)               --
   Non-cash interest expense                                    (29,400)               --
   Interest expense                                             (23,649)             (571)
                                                         --------------    --------------
                                                                (65,792)             (571)
Net (loss) before income tax                                   (929,291)         (809,702)

Income tax (benefit)                                            (17,000)          (29,000)
                                                         --------------    --------------
Loss before discontinued operations                            (912,291)         (780,702)
Discontinued operations:
Net (loss) from discontinued operations, net
 of income taxes of $17,000 and $29,000 respectively            (68,128)         (114,049)
                                                         --------------    --------------
Net (loss)                                                     (980,419)         (894,751)

Other comprehensive income
  Foreign currency translation adjustment                        29,198                --
                                                         --------------    --------------
Net comprehensive (loss)                                 $     (951,221)   $     (894,751)
                                                         ==============    ==============

Weighted average shares
  outstanding (basic and diluted)                           120,011,970        89,892,030
                                                         ==============    ==============

Net (loss) per common share - basic and diluted
   (Loss) from operations                                $        (0.01)   $        (0.01)
   Income from discontinued operations                               --                --
   Foreign currency translation adjustment                           --                --
                                                         --------------    --------------
                                                         $        (0.01)   $        (0.01)
                                                         ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

                            NEXICON, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                           2005              2004
                                                      --------------    --------------
Cash flows from operating actvities:
Net cash provided by (used in) operating activities   $     (680,256)   $     (343,759)
                                                      --------------    --------------

Cash flows from investing activities:
   (Purchase) disposal of property and equipment             (21,499)          (11,949)
                                                      --------------    --------------
          Net cash (used in) investing activities            (21,499)          (11,949)
                                                      --------------    --------------

Cash flows from financing activities
   Proceeds from sale of common stock                         30,000           443,881
   Proceeds from notes payable                             1,250,000                --
                                                      --------------    --------------
          Net cash provided by financing activities        1,280,000           443,881
                                                      --------------    --------------


          Net increase (decrease) in cash                    578,245            88,173
Beginning cash balance                                        29,562             9,299
                                                      --------------    --------------

Ending cash balance                                   $      607,807    $       97,472
                                                      ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2004 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2) Reclassifications

Certain amounts from the three months ended March 31, 2004 financial statements have been reclassified to conform to current period presentation.

(3) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2005, the Company incurred a net (loss) of ($951,221). At March 31, 2005, the Company had a working capital (deficit) of ($1,773,679) and stockholders' (deficit) of ($2,000,422).

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned subsidiary, Pluto and through its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller sales, through its wholly-owned subsidiary OSSI, hopes to attain profitable operations.

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

(5) Stockholders' (Deficit)

During the quarter ended March 31, 2005, the Company issued an aggregate of 500,000 shares of its common stock for cash in the amount of $30,000, 416,667 shares in connection with the conversion of $20,000 worth of debentures, as well as 5,871,845 shares in connection with the Standby Equity Distribution Agreement. As discussed on Note 8.

On January 14, 2005, the Company issued an unsecured promissory note to Cornell Capital Partners, LP ("Cornell") in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, the Company issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (December 24, 2005), unless otherwise mutually extended. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. As of March 31, 2005, $250,000 has been paid on the promissory notes. Stock compensation expense was $258,622, and amortization of financing costs as non-cash interest expense amounted to $29,400, for the quarter ended March 31, 2005.


(6) Discontinued Operations

On March 17, 2005, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI and issued an unsecured promissory note for $240,000 covering previously accrued wages and expenses. The note is payable as $20,000 at closing and $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various associated tradenemes. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company has recorded a loss on the disposal of assets of discontinued operations in the amount of $23,472, in connection with this transaction, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division.


Operating results of discontinued operations for the three months ended March 31, 2005 and 2004 are shown separately in the accompanying statements of operations.

Net sales and net income (loss) from discontinued operations are as follows:

                         2005                2004
                   ----------------    ----------------

      Net sales    $             --    $             --
                   ================    ================
      Net (loss)   $        (68,128)   $       (114,049)
                   ================    ================



Net assets and liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of March 31, 2005:

            Property and equipment - net                    $        370
            Deposits                                              11,179
            Accounts payable and accrued expenses               (131,799)
            Notes payable and accrued interest - related        (220,000)
            Accrued expenses - shareholder                       (22,355)
                                                            ------------
               Net liabilities of discontinued operations   $   (362,605)
                                                            ============

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

(8) Commitments

Operating lease

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. The Company remains liable on the OSSI lease through its term and is actively pursuing a sublessee, since the McClean, VA operations have been discontinued. Effective April 1, 2004, the Company entered into an operating lease agreement for its corporate headquarters in Albuquerque, NM, commencing April 1, 2004 and continuing through March 31, 2006.

 Future minimum lease payments pursuant to these agreements are as follows:

                  Year ended
                  December 31                Amount
                  -----------                ------
                     2006                 $    87,781
                     2007                      24,253
                                          $   197,754


Standby Equity Distribution Agreement

On March 23, 2004, the Company and Cornell entered into a Standby Equity Distribution Agreement ("Standby Agreement"), pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. The previous Equity Line of Credit agreement was terminated upon execution of the Standby Agreement. As a condition precedent to the execution of the Standby Agreement, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, related to the shares issuable under the Standby Agreement. The commitment period for the Standby Agreement extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the registration statement, August 11, 2004.

The Company is obligated to pay a cash commitment fee to Cornell equal to 5% of each advance, payable directly from the gross proceeds of each advance. Effective March 23, 2004, upon the execution of the Standby Agreement, the Company issued 490,000 shares of its common stock to Cornell at $.48 per share, or $235,200. The "Commitment" shares were valued at the fair market value of the shares at March 23, 2004, the date of execution of the Standby Agreement, and are capitalized as financing costs and amortized as interest expense over the two-year commitment period of the Standby Agreement. During the quarter ended March 31, 2005, $29,400 was expensed as non-cash interest expense leaving a balance of $130,600 to be amortized.

The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. In addition, 5,871,845 shares of the Company's common stock with a fair market value of $253,427 were issued pursuant to the Standby Agreement, which was used for partial repayment of the promissory notes.

Promissory Notes

During the quarter ended March 31, 2005, the Company entered into unsecured promissory notes bearing interest at 12% per annum and due November 26, 2005 in the aggregate amount of $1,250,000. The Company received $1,140,132 after payment of financing costs of $109,868. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. 40,000,000 shares were issued and held in escrow in connection with the $1,000,000 promissory note.

Securities Purchase Agreement

In May 2004, the Company entered into a Securities Purchase Agreement, whereby $500,000 of 5% secured, convertible debentures were issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 worth of debentures. The investor converted $95,000 worth of the debentures for 1,096,855 shares of the Company's common stock. At March 31, 2005, the balance of the debentures was $405,000 and the accrued interest was $17,927.

The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets. Principal plus accrued interest is either payable in full two years after the date of issue, or convertible at the Holder's option, into shares of the Company's common stock. The conversion provision entitles the Holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's $.001 par value common stock (the "Conversion Shares"), at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest is payable at maturity or conversion, either in cash or shares of the Company's common stock, at the Holder's option. If payment is made in the form of common stock, the value will be calculated based on the quoted closing bid price on the day the payment is due, or the day of payment, if later than the due date.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "should", "expect", "anticipate", "estimate", "believe", "intend", or "project", or the negative of these words or other variations on these words or comparable terminology.

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

Overview

On March 17, 2005, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months,.This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various associated tradenemes. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division.

Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto Communications International, AS ("Pluto") a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system.. The business combination has been accounted for as a purchase. The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net (loss) of ($5,488,455) and for the three months ended March 31, 2005, the Company incurred a net (loss) of ($951,221). At March 31, 2005, the Company had a working capital (deficit) of $(1,773,679) and stockholders' (deficit) of $(2,000,422). In addition the Company is subject to legal action.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned subsidiary, Pluto and through its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller sales, through its wholly-owned subsidiary OSSI, hopes to attain profitable operations.


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2005 Compared With The Three Months Ended March 31, 2004

Revenues during the three months ended March 31, 2005, were $32,059 due to Charon billing system sales, as compared to $0 for the same period in 2004.

Cost of goods sold during the three months ended March 31, 2005 was $121,399 as compared to $0 for the same period in 2004. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system. Adding more customers to the Charon system should not increase the cost of goods sold on an on-going basis.

General and administrative expenses for the first quarter ended March 31, 2005 were $515,537, as compared to $560,881 for the same period last year. The decrease of approximately $45,344 was primarily due to decreases in advertising of $10,653, in professional fees of $113,311 and offset by increases in payroll expense of $36,537, in rent of $13,855, in depreciation of $13,667, in travel of $744 and in utilities, telephone and other miscellaneous expenses of $13,817.

During the three months ended March 31, 2005, the major components of general and administrative expenses were approximately $203,587 in payroll expenses, $205,090 in professional fees, $21,876 in rent, $14,460 in depreciation, $36,829 in travel, $8,892 in telephone, and $24,803 in utilities and other miscellaneous expenses.

During the three months ended March 31, 2004, the major components of general and administrative expenses were approximately $10,653 in advertising, $167,050 in payroll expenses, $318,401 in professional fees, $8,021 in rent, $793 in depreciation, $36,085 in travel, $6,610 in telephone, $5,554 in general liability insurance and $7,714 in utilities and other miscellaneous expenses.

Other income and (expense) for the quarter ended March 31, 2005, included interest income of $1,367, loss on sale of assets of discontinued operations of $(14,110), non-cash interest expense of $(29,400) and interest expense of $(23,649). Interest (expense) of $(571) was recorded in the prior year.

Net loss from discontinued operations for the periods ended March 31, 2005 and 2004, were $68,128 and $114,049, respectively.

The Company had a net loss of $980,419 for the three months ended March 31, 2005, compared to net loss of $894,751 for the same period last year. The Company recorded a net comprehensive loss of $951,221 for the three months ended March 31, 2005.

Liquidity and Capital Resources

For the quarter ended March 31, 2005, cash used in operations was $680,529, as compared to $343,759 for the same period in 2004. For the quarter ended March 31, 2005, cash used in investing activities was $21,499, as compared to $11,949 for same period of 2004. The increase in 2005 was attributable to an increase in the purchase of property and equipment. For the quarter ended March 31, 2005, cash provided by financing activities was $1,280,000, as compared to $443,881 for the same period in 2004. The increase in 2005 was attributable to an increase in proceeds from notes payable. There was a net increase in cash of $578,245 for the quarter ended March 31, 2005, as compared to $88,173. Nexicon had cash-on-hand of $607,807 as of March 31, 2005.

Nexicon's primary need for cash during the next 12 months are to satisfy current liabilities of $2,262,526, as well as to support Nexicon's current operations. As of March 31, 2005, the Company had a working capital (deficit) of ($1,773,679). Nexicon's current operating expenses are expected to be $250,000 per month, including payroll, rent, utilities and litigation costs. Nexicon in the next twelve months expects to receive the balance of $54,674 of the current receivable from AIC and hopes to attain profitable operations through sales of its ComSecure Controller and Charon billing system. However, Nexicon will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement.

In March 2004, Nexicon entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Standby Equity Distribution Agreement Agreement entered into in September 2001. Pursuant to this agreement, Nexicon may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Nexicon requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price.

Subsequent to March 31, 2005, the Company issued 1,000,000 shares of its common stock for cash in the amount of $20.000. In addition, 6,061,695 shares were issued in connection with the Standby Equity Distribution Agreement.

Item 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no changes in its internal controls or in other factors that could materially affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.


      (b) Changes in Internal Controls:

In connection with the evaluation of the Company's internal controls during the Company's first quarter ended March 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, the Company issued an aggregate of 500,000 shares of its common stock for cash in the amount of $30,000.

On January 14, 2005, the Company issued an unsecured promissory note to Cornell in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, the Company issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (November 26, 2005), unless otherwise mutually extended. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. 40,000,000 shares were issued and held in escrow in connection with the $1,000,000 promissory note.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.  OTHER INFORMATION

      None.

Item 6.  Exhibits And Reports On Form 8-K

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

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
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

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
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

10.20                 Securities Purchase Agreement dated as of May 2004       Incorporated by reference to Exhibit 10.20 to
                      between Cyco.net and Cornell Capital Partners, LP        the Company's Quarterly Report on Form 10QSB
                                                                               as filed on May 18, 2004

10.21                 Secured Debenture dated as of May 2004 given by          Incorporated by reference to Exhibit 10.21 to
                      Cyco.net to Cornell Capital Partners, LP                 the Company's Quarterly Report on Form 10QSB
                                                                               as filed on May 18, 2004

10.22                 Investor Registration Rights Agreement dated as of May   Incorporated by reference to Exhibit 10.22 to
                      2004 between Cyco.net and Cornell Capital Partners, LP   the Company's Quarterly Report on Form 10QSB
                                                                               as filed on May 18, 2004

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
10.23                 Irrevocable Transfer Agent Instructions                  Incorporated by reference to Exhibit 10.23 to
                                                                               the Company's Quarterly Report on Form 10QSB
                                                                               as filed on May 18, 2004

10.24                 Share Exchange Agreement dated as of June 16, 2004       Incorporated by reference to Exhibit 99.1 to
                      between the Company and Pluto Communications             the Company's Form 8K as filed on March 2, 2004
                      International A.S.

10.25                 Amendment to Share Exchange Agreement between the        Incorporated by reference to Exhibit 99.2 to
                      Company and Pluto Communications International A.S.      the Company's Form 8K as filed on March 2, 2005
                      dated as of November 15, 2004

10.26                 Repurchase Agreement dated as of March 17, 2005          Incorporated by reference to Exhibit 99.1 to
                      between Nexicon and Robert Demson                        the Company's Form 8K as filed on March 19,
                                                                               2005

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

31.1                  Certification by Chief Executive Officer pursuant to     Provided herewith
                      15 U.S.C. Section 7241, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2                  Certification by Chief Financial Officer pursuant to     Provided herewith
                      15 U.S.C. Section 7241, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.2                  Certification by Chief Executive Officer pursuant to     Provided herewith
                      18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

32.2                  Certification by Chief Financial Officer pursuant to     Provided herewith
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

      On March 2, 2005, the Company filed a report on Form 8K announcing the acquisition of Pluto Communications International AS, on November 17, 2004. On March 19, 2005, the Company filed a report on Form 8K announcing the repurchase of common stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.



NEXICON, INC.



By: /s/ Richard A. Urrea          May 19, 2005
    --------------------------
Richard A. Urrea
President and Chief Executive Officer (Principal
Executive Officer)


By: /s/ Daniel Urrea              May 19, 2005
    -----------------------
Daniel Urrea
Chief Financial Officer (Principal Accounting Officer)