Form 10KSB/A
period 2004-12-31
CYCO NET INC
filed 2005-06-28
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          For transition period from to
                          -----------------------------

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

      The number of shares of Common Stock outstanding as of March 31, 2005 was 111,282,750.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I   1
   FORWARD-LOOKING STATEMENTS..................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................5
   ITEM 3.  LEGAL PROCEEDINGS..................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6

PART II  7
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........9
   ITEM 7.  FINANCIAL STATEMENTS..............................................14
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................15
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................15

PART III 16
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............16
   ITEM 10.  EXECUTIVE COMPENSATION...........................................17
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS................................19
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................21
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................23
EXHIBIT 31.1..............................................................31.1-1
EXHIBIT 31.2..............................................................31.2-1
EXHIBIT 32.1..............................................................32.1-1
EXHIBIT 32.2..............................................................32.2-1
FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains "forward-looking statements" relating to Nexicon, Inc., formerly Cyco.net, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      Nexicon, Inc., formerly Cyco.net, Inc. is the successor corporation to AVE, Inc. The Company was an e-commerce business until July 2003 when it sold the assets of its cigarette e-tail business. This decision was made after several states filed civil lawsuits against the New Mexico subsidiary involved in the sale of cigarettes over the internet. The Company's management felt that although the Company had a meritorious defense it would be much too costly to defend in a court of law. The Company chose to pursue other business opportunities and on November 19, 2003, Nexicon, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc., a Wisconsin corporation, in a stock for stock purchase. On November 15, 2004, Nexicon, Inc. purchased all of the outstanding common stock of Pluto Communications
International, AS, a Norwegian corporation, in a stock for stock purchase. On March 17, 2005, Nexicon, Inc. agreed to repurchase 15 million shares of the Company's common stock held by Robert Demson in exchange for all right, title, and interest that the Company has in agreements associated with the "SatSecure" technology and to the tradenames "Orion Security Services, Inc.", "OSSI", "Ossi-Secure", "SatSecure", "SatWatch" and "RECON 9000" (collectively, "Tradenames") and all equipment, computers and furniture valued at approximately $15,213.

CORE BUSINESS

      The Company's wholly owned subsidiaries are Orion Security Services, Inc. ("OSSI"), which provides secure computer network and management solutions and video surveillance systems via satellite communication and Pluto Communications International, AS ("Pluto"), which provides all-in-one or issue-specific management solutions for computer network control, cyber security, operational support systems and billing systems.

      OSSI's operations are in Oakton, Virginia and it was organized to deliver two products; a new network security and management control system, OSSI ComSecure(C) Controller and an innovative, manned or unmanned, mobile video-voice-data and alarm transfer surveillance system, OSSI SatSecure(C) Surveillance System.

      Pluto's operations are in Oslo, Norway. Pluto has developed a new billing software. The Charon Billing System features low cost ownership, full integration, high volume growth, total control of subscribers at all times and handles the requirements of multinational service providers.

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

      By managing and inspecting every IP packet, through all 7 layers traversing the network, ComSecure(C) Controller does not allow IP packets containing unauthorized or malicious code to penetrate an enterprise.

      The ComSecure(C) Controller breaks the network processing bottleneck and increases total performance by executing tasks previously performed by firewalls and routers, and by eliminating the need for additional control boxes such as authentication servers, packet shapers, monitoring devices, intrusion detection and protection servers and access control systems.

      The Company is focused on two markets, consisting of the public and private sectors. The Company is working to establish relationships with key departments and agencies within the U.S. Government where we believe the ComSecure(C) Controller will be deemed of strategic value and with integrator partners that control the delivery mechanisms to government and commercial clients.

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

SOURCES OF SUPPLY

      Nexicon expects to contract with third party  manufacturers to produce the
ComSecure(C)   Controller.   The  Charon  Billing  products  are  developed  and
maintained inhouse.

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

EMPLOYEES

      Nexicon, Inc. currently has three full-time and one part-time employee in Albuquerque, NM. Pluto in Norway has six full-time employees. OSSI had six full-time employees through March 2005. Operations for OSSI have been moved to Nexicon's headquarters in Albuquerque.

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

      On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary Cyco.net, Inc, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts alleged false or misleading advertising under California Business and Profession Code 17500 and failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit sought injunctive relief and assessment of civil penalties of $2,500 for each violation. This action was settled for $25,000 in May 2004.

      On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary Cyco.net, Inc. alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. Based on the factual assertions, the suit's four counts alleged unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Cyco.net, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. In March 2004, the parties agreed to settle for $10,000.

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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Nexicon's common stock has been quoted on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol "CYKE.OB"

      The following table sets forth the range of high and low bid quotations for each calendar quarter for Nexicon's common stock for the prior two years.

                                                    BID PRICE PER SHARE
                                                -----------------------------
                                                 HIGH                  LOW
                                                -------               -------
      January 2, 2003 - March 28, 2003          $0.0500               $0.0400
      April 1, 2003 - June 30, 2003             $0.0100               $0.0050
      July 1, 2003 - September 30, 2003         $0.0100               $0.0050
      October 1, 2003 - December 31, 2003       $0.4800               $0.0100

      January 2, 2004 - March 31, 2004          $1.2300               $0.2500
      April 1, 2004 - June 30, 2004             $0.4700               $0.1800
      July 1, 2004 - September 30, 2004         $0.4000               $0.1800
      October 1, 2004 - December 31, 2004       $0.2200               $0.0700

      Jan 2, 2005 - March 31, 2005              $0.1100               $0.0300

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

      Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. ("Central"), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock in exchange for 35% of Central's issued and outstanding common stock.

      On November 15, 2004, Nexicon, Inc. purchased all of the outstanding common stock of Pluto Communications International, AS ("Pluto") a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system. In the stock for stock purchase, Nexicon, Inc. issued 5,010,496 shares of common stock in exchange for all of the issued and outstanding common stock of Pluto Communications International, AS.

      Nexicon acquired the stock of Pluto from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

                          NUMBER                                      NUMBER
NAME                      OF SHARES      NAME                         OF SHARES
-----------------------   ---------
Teigland Eiendom AS       1,117,043      Nordea Liv Norge AS            155,400
Mercury Mobile AS           827,820      Holberg @                      133,980
Frank Mjos                  656,250      Tommy Eide                     105,000
Toman Invest AS             388,500      Lie Invest AS                   38,850
Tommy Stiansen              262,500      Rune Svendsen                   34,965
Reidar Asphaug              262,500      Jens Petter Teigland            31,248
Svein Erik Fauskanger       262,500      Vest Kapital AS                 26,250
Eiendomsgruppen Vest AS     242,498      Anders Giske                     7,770
Holberg Norden              235,200      Eivind B0e                       5,250
Holberg Norge               216,972                                   ---------
                                         Total Shares                 5,010,496
                                                                      =========

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

      In March 2004, Nexicon entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, Nexicon may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Nexicon requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. On June 10, 2004 the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, for the registration of 69,513,810 shares of the Company's common stock. The registration statement became effective on August 11, 2004. Effective March 23, 2004, upon the execution of the Standby Equity Distribution Agreement, the Company issued 490,000 shares of its common stock to Cornell at $0.48 per share, plus 20,833 shares of its common stock to Newbridge Securities Corporation, the Placement Agreement, at $0.48 per share. The total fees of $245,000 are capitalized as financing costs net of $85,200 amortization of non-cash interest expense in the accompanying financial statements, in the amount of $160,000 at December 31, 2004.

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

      Nexicon acquired the stock of OSSI from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

Name:                             No. of Shares:
--------------------              -------------
Robert V. Demson                     26,000,000
Francisco Urrea, Jr.                 20,000,000
Paul B. Goldberg                      1,800,000
Harry A. Montefusco                   1,800,000
John F. Morrison                        400,000

      In October 2003, Nexicon issued 1,000,000 shares of common stock to Francisco Urrea, Jr., a director, for consulting fees.

      Effective July 1, 2003, Nexicon agreed to sell its Internet tobacco products business to American Indian CigCo, LLC ("AIC"). In conjunction with this sale, AIC agreed to purchase 2,000,000 shares of Nexicon's common stock for $2,800,000 payable in the form of a promissory note bearing interest at 7% per year. Interest payments are due annually commencing July 31, 2004 and the principal is due July 31, 2008. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at AIC's option. To date, AIC has paid no interest on the note.

      In August 2002, Nexicon issued a total of 5,000,000 shares of common stock valued at $150,000 as follows: 1,000,000 shares each to Richard Urrea, Daniel Urrea, Brent Wolford, Lynnette Budagher and Trey Urrea.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Nexicon so as to make an informed investment decision. More specifically, Nexicon had a reasonable basis to believe that each purchaser was either an "accredited investor" as defined in Regulation D of the 1933 Act or otherwise had the requisite sophistication to make an investment in Nexicon's common stock.

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

GOING CONCERN

      The Company has experienced losses from operations as a result of its investment in attempting to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003 the Company incurred net (losses) of ($5,488,455) and ($4,902,363), respectively. At December 31, 2004, the Company had a working capital (deficit) of $(1,029,045) and stockholders' (deficit) of $(1,611,250). In addition the Company is subject to legal action.

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

CRITICAL ACCOUNTING POLICIES

      Nexicon's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

      ORGANIZATION. Nexicon, Inc. (the "Company") is the successor to Cyco.Net, Inc, (formerly AVE, Inc. a Nevada corporation) and operates through its wholly owned subsidiaries, Cyco.net, a New Mexico corporation, Orion Security Systems ("OSSI"), a Wisconsin corporation, and Pluto Communications International, AS ("Pluto"), a Norwegian corporation, discussed below.

      Prior to July 1, 2003, the Company's primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its internet tobacco products division.

      On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc., a Wisconsin corporation whose primary line of business is the sale of its Satsecure(C) System and ComSecure(C) Controller, which are designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborn aircraft, ships at sea, and a command and control center. In December 2004, management of the Company resolved to dispose of the Satsecure(C) division of OSSI. As of March 2005, the Company no longer sells Satsecure(C).

      On November 15, 2004, the Company acquired all of the outstanding common stock of Pluto Communications International, AS, a Norwegian corporation which provides a variety of billing and customer care solutions for telecommunication carriers and other network service providers via its "Charon" billing and customer care real-time client/server system. The "Charon" system provides a high-end Operational Support System ("OSS") and billing system to improve customer service.

      REVENUE RECOGNITION. Prior to July 1, 2003, the Company's sole source of revenue was the sale of cigarettes through its primary website (Nexicon), which was designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale were FOB shipping point and the Company recorded revenue from cigarette sales when the product shipped. Effective July 1, 2003, the Company sold its internet tobacco products division, accordingly revenues and costs associated with the internet tobacco products division are presented as discontinued operations.

      Effective November 19, 2003 through November 14, 2004, the Company's sole source of revenue was the sale of the SatSecure(C) and ComSecure(C) systems discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped. In December 2004, the Company determined to dispose of the SatSecure(C) division of its business, which was consummated in March 2005. Accordingly, the revenues and costs associated with the SatSecure(C) division are presented as discontinued operations in the accompanying financial statements.

      In November 2004, the Company through Pluto, its wholly-owned Norwegian subsidiary, added the service revenues from the sale of the "Charon" Billing and Operational Support Systems in Norway and Sweden. Revenues are recognized at the completion of the related services, and where they are earned.

      DEFERRED OFFERING COSTS. The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

PLAN OF OPERATION

      In the next 12 months, Nexicon plans to pursue sales of its two products; ComSecure(C) Controller and Charon Billing System by:

      o     Partnering with major integrators.

      o     Pursuing  product   certification   and  pilot  program   evaluation
            contracts.

      o     Continuing funding efforts.

RESULTS OF OPERATIONS

      Effective July 1, 2003, Nexicon, Inc. sold its tobacco operations to American Indian CigCo, LLC. In conjunction with this sale AIC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows: (1) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003 and (2) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments were originally due annually commencing on August 31, 2004 and the principal balance was due on July 31, 2008. Accrued interest receivable of $294,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at AIC's option. To date, AIC has paid no interest on the note.

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

      On March 17, 2005, the Company agreed to repurchase 15 million shares of the Company's common stock held by Robert Demson in exchange for all right, title, and interest that the Company has in agreements associated with the "SatSecure" technology and to the tradenames "Orion Security Services, Inc.", "OSSI", "Ossi-Secure", "SatSecure", "SatWatch" and "RECON 9000" and all equipment, computers and furniture valued at approximately $15,213. The results of operations of OSSI related to SatSecure have been accounted for as discontinued operations in the accompanying financial statements.

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

      General and administrative expenses for the year ended December 31, 2004 were $1,471,697, which primarily consisted of $17,961 in advertising, $665,914 in payroll expenses, $396,741 in professional fees, $51,532 in rent, $22,829 in amortization and depreciation, $58,841 bad debt expense, $186,529 in travel expense and $71,350 in miscellaneous other expenses.

      General and administrative expenses for the year ended December 31, 2003 were $723,527, which primarily consisted of $10,060 in advertising, $429,721 in payroll expenses, $197,277 in professional fees, $15,666 in rent, $11,012 in amortization and depreciation, $12,500 for website maintenance, $12,232 in travel expense and $35,059 in miscellaneous other expenses.

      The increase of $748,170 in general and administrative expenses in the year ended December 31, 2004, was primarily due to the operations of OSSI for 10 months of the year and to the operations of Pluto for 1 1/2 months.

      Research and development costs for the year ended December 31, 2004, were $75,138.

      For the year ended December 31, 2004, purchased research and development was $1,503,260 the cost was non-cash as common stock was issued in lieu of cash. The Company recorded purchased research and development pursuant to the write down of its investments in Pluto $601,260 and Central Solutions, Inc. $902,000, in excess of the value of the assets acquired.

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

      Net income (loss) from discontinued operations for the year ended December 31, 2004 and 2003 was a (loss) of ($972,734) net of income tax (benefit) of ($247,000) and income of $362,770 net of income tax of $99,000, respectively. This relates primarily to Nexicon's former cigarette business which was sold in July 2003 and in 2004 Nexicon's sale of the SatSecure product line.

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

      Nexicon's primary need for cash during the next 12 months are to satisfy current liabilities of $1,260,650, as well as to support Nexicon's current operations. Nexicon's current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. Nexicon in the next twelve months expects to receive the balance of $64,036 of the current receivable from ACC and hopes to attain profitable operations through its ComSecure Controller and Charon Billing System sales. However, Nexicon will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. Other than the Standby Equity Distribution Agreement, Nexicon does not have any commitments for financing.

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

      The Company cannot predict the total number of shares to be issued or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Equity Distribution Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the year ended December 31, 2004, 2,177,290 shares of the Company's common stock were issued. In addition, the Company issued two promissory notes to Cornell Capital Partners, LP totaling $400,000. As of December 31, 2004, the balance was $150,000 and the accrued interest was $3,096.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities". FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that the company should consolidate the controlled entity. The Company currently has no investments that qualify for consolidation under the provisions of FIN 46-R.

      In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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

      (B)   CHANGES IN INTERNAL CONTROLS:

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Nexicon's present directors and executive officers are as follows:

      NAME                   AGE      POSITION
      -----------------      ---      --------------------------------------
      Richard Urrea           40      Chief Executive Officer, President and
                                      Director
      Daniel Urrea            33      Chief Financial Officer

      The directors and executive officers of Nexicon are not directors or executive officers of any company that files reports with the SEC, nor have they been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Nexicon's directors and officers from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

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

FAMILY RELATIONSHIPS

      Richard Urrea, our President, Chief Executive Officern and sole director, is the brother of Daniel Urrea, our Chief Financial Officer.

COMMITTEES

      Nexicon's Board of Directors serves as the audit committee. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.

CODE OF ETHICS

      On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by Nexicon, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to Nexicon's three highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                       ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                          ---------------------------------------------  -------------------------------
                                                                             AWARDS              PAYOUTS
                                                                         ---------------------  ---------
                                                              OTHER      RESTRICTED
                                                              ANNUAL        STOCK      OPTIONS/    LTIP      ALL OTHER
NAME AND                            SALARY       BONUS     COMPENSATION   AWARD(S)       SARS     PAYOUTS   COMPENSATION
                                    ------       -----     ------------   --------     -------  ---------   ------------
PRINCIPAL POSITION        YEAR       ($)          ($)          ($)           ($)         (#)        ($)         ($)
------------------        ----       ---          ---          ---           ---         ---        ---         ---
Richard Urrea,
Chief Executive            2004      $108,634         --        --            --          --        --             --
Officer,
President and Director     2003       $42,100    $75,000(3)     --            --          --        --             --
                           2002      $110,750         --        --       $30,000(1)       --        --             --

Daniel Urrea,              2004       $49,896         --        --            --          --        --             --
Chief Financial Officer    2003       $30,333    $75,000(3)     --            --          --        --             --
And Secretary/Treasurer    2002       $57,822         --        --       $30,000(1)       --        --             --

Robert V Demson,           2004      $206,250         --        --            --          --        --             --
Chief Operating Officer    2003      $156,000(2)      --        --            --          --        --             --
OSSI                       2002       $54,000(2)

---------------
(1) These represent 1,750,000 shares of common stock issued to each of Richard Urrea and Daniel Urrea. These shares were valued at $0.03 per share on the date of grant.
(2) During the years ended December 31, 2003 and 2002, Robert Demson's salary was accrued.
(3) A bonus of $75,000 each was accrued for Richard Urrea and Daniel Urrea for reduced salaries paid in the year ended December 31, 2003.

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

                                                                                                     NUMBER
                                                                                                  OF SECURITIES
                                                                                                    REMAINING
                                                                                                    AVAILABLE
                                                                 NUMBER                            FOR FUTURE
                                                             OF SECURITIES                          ISSUANCE
                                                              TO BE ISSUED    WEIGHTED-AVERAGE    UNDER EQUITY
                                                             UPON EXERCISE    EXERCISE PRICE    COMPENSATION PLANS
                                                             OF OUTSTANDING   OF OUTSTANDING       (EXCLUDING
                                                                OPTIONS,         OPTIONS,          SECURITIES
                                                              WARRANTS AND     WARRANTS AND         REFLECTED
                                                                 RIGHTS           RIGHTS         IN COLUMN (A))
                                                             --------------   ----------------  -----------------
                                                                  (A)                (B)               (C)
                                                             --------------   ----------------  -----------------
Equity compensation plans approved by security holders              750,000              $0.08            750,000
Equity compensation plans not approved by security holders                0                 $0                  0
                                                             --------------   ----------------  -----------------
TOTAL                                                               750,000              $0.08            750,000
                                                             ==============   ================  =================

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

                                                              COMMON STOCK
                                                           BENEFICIALLY OWNED
                                                        ------------------------
NAME/ADDRESS                                             NUMBER      PERCENT (1)
----------------------------------------------          ----------   -----------
Robert V Demson                                         11,000,000      9.88%
11702 Saddle Crescent Circle
Oakton, Virginia 22124
Central Solutions Inc.                                  10,000,000      8.97%
10 East Baltimore Street, Suite 1404
Baltimore, Maryland 21202
Mathew Urrea - Tres Santos Limited Partnership (2)      10,000,000      8.97%
7850 Jefferson NE Suite 140
Albuquerque, New Mexico 87109
Mathew Urrea - Urrea Family Limited Partnership (2)      8,000,000      7.12%
7850 Jefferson NE Suite 140
Albuquerque, New Mexico 87109
Daniel Urrea                                             5,046,000      4.53%
3009 Charleston NE
Albuquerque, New Mexico 87110
Richard Urrea                                            4,721,000      4.24%
600 Alcalde SW #4D
Albuquerque, New Mexico 87104

ALL OFFICERS AND DIRECTORS                               9,766,000      8.78%
AS A GROUP (2 PERSONS)

----------
(1) Applicable percentage of ownership is based on 111,282,750 shares of common stock outstanding as of March 31, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Nexicon.

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

      At December 31, 2004, the Company has recorded notes payable and accrued interest payable to the president of its subsidiary OSSI, in the aggregate amount of $21,741, including interest of $8,741. In addition, the Company owes this individual $249,276 including $210,000 of prior year accrued and unpaid wages, $19,022 of current year accrued wages and $20,054 of expense reimbursement. All of these liabilities are included in Net Liabilities of Discontinued Operations related to the SatSecure(C) System division at December 31, 2004, and payment of these obligations is incorporated into the Stock Repurchase Agreement.

      Accrued expenses - related party includes an aggregate of $300,000 of unpaid prior year bonuses to employees and the Company's website designer, all of whom are also shareholders, plus $93,380 of current year accrued wages and $5,957 of expense reimbursements payable to the Company's employees/shareholders.

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

      Nexicon acquired the stock of OSSI from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

      Name:                           No. of Shares:
      --------------------            -------------
      Robert V. Demson                   26,000,000
      Francisco Urrea, Jr.               20,000,000
      Paul B. Goldberg                    1,800,000
      Harry A. Montefusco                 1,800,000
      John F. Morrison                      400,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this filing:


EXHIBIT NO.   DESCRIPTION                                              LOCATION
----------    ----------------------------------------------------     ---------------------------------------------
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

3.1           Certificate of Amendment to Change name to AVE, Inc.     Incorporated by reference to Exhibit 2.7 to
              dated May 7, 1990                                        the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

3.2           Certificate of Agreement of Merger of DeLuxe Onyx        Incorporated by reference to Exhibit 2.8 to
              Company dated January 23, 1987                           the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001
3.3           Certificate Amending Certificate of Incorporation        Incorporated by reference to Exhibit 2.10 to
              dated January 23, 1987                                   the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001
3.4           Articles in Incorporation of Cyco.net, Inc. the Wholly   Incorporated by reference to Exhibit 21.1 to
              Owned Subsidiary of Cyco.net, Inc. (formerly Ave, Inc.)  the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

3.5           Certificate of Amendment to Articles of Cyco.net, Inc.   Incorporated by reference to Exhibit 21.2 to
              to change name from Ave, Inc. to Cyco.net, Inc.          the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

3.6           Certificate of Amendment to Articles of Cyco.net, Inc.   Incorporated by reference to Exhibit 21.3 to
                                                                       the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

3.7           By-Laws of Cyco.net, Inc.                                Incorporated by reference to Exhibit 21.5 to
                                                                       the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001

3.8           Certificate of Amendment to Articles of Incorporation    Incorporated by reference to Exhibit 3.11 to
              of Cyco.net, Inc. filed with Nevada Secretary of State   Cyco.net's Registration Statement on Form SB-2
              on August 9, 2001                                        filed with the Securities and Exchange
                                                                       Commission on September 13, 2001

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

10.1          Promissory note from Cyco.net, Inc. to Francisco         Incorporated by reference to Exhibit 99 to the
              Urrea, Jr.                                               Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 16, 2001


EXHIBIT NO.   DESCRIPTION                                              LOCATION
----------    ----------------------------------------------------     ---------------------------------------------
10.2          Asset Purchase and Investment agreement dated            Incorporated by reference to Exhibit 10.11 to
              June 13, 2003 between Cyco.net, Inc. and                 the Company's Quarterly Report on Form 10QSB
              American Indian Cigco, LLC.                              as filed with the Securities and Exchange
              American Indian Cigco, LLC.                              Commission on August 19, 2003.

10.3          Five Year Capital Note dated June 13, 2003,              Incorporated by reference to Exhibit 10.13 to
              among Cyco.net, Inc., American Indian Cigco, LLC         the Company's Quarterly Report on Form 10QSB
              and CigCo-Epic Venture.                                  as filed with the Securities and Exchange
                                                                       Commission on August 19, 2003

10.4          Purchase Agreement dated November 19, 2003 between       Incorporated by reference to Exhibit 10.11 to
              Cyco.net, Inc. and Orion Security Services, Inc.         the Company's 8K dated November 19, 2003 filed
                                                                       with the Securities and Exchange Commission on
                                                                       December 4, 2003.

10.5          Standby  Equity  Distribution  Agreement  dated  as      Incorporated by reference to Exhibit 10.15 to
              March 2004 between Cyco.net and Cornell Capital          the Company's Annual Report on Form 10KSB as
              Partners,  LP                                            filed with the Securities and Exchange
                                                                       Commission on April 13, 2004

10.6          Registration Rights Agreement dated as of March 2004     Incorporated by reference to Exhibit 10.15 to
              between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 13, 2004

10.7          Placement Agent Agreement dated as of March 2004         Incorporated by reference to Exhibit 10.15 to
              between Cyco.net and Cornell Capital Partners, LP        the Company's Annual Report on Form 10KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 13, 2004

10.8          Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.15 to
              between Cyco.net and Richard Urrea                       the Company's Annual Report on Form 10KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 13, 2004

10.9          Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.15 to
              between Cyco.net and Daniel Urrea                        the Company's Annual Report on Form 10KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 13, 2004

10.10         Securities Purchase Agreement dated as of May 2004       Incorporated by reference to Exhibit 10.20 to
              between Cyco.net and Cornell Capital Partners, LP        the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004

10.11         Secured Debenture dated as of May 2004 given by          Incorporated by reference to Exhibit 10.21 to
              Cyco.net to Cornell Capital Partners, LP                 the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004

10.12         Investor Registration Rights Agreement dated as of May   Incorporated by reference to Exhibit 10.22 to
              2004 between Cyco.net and Cornell Capital Partners, LP   the Company's Quarterly Report on Form 10QSB
                                                                       as filed with the Securities and Exchange
                                                                       Commission on May 18, 2004


EXHIBIT NO.   DESCRIPTION                                              LOCATION
----------    ----------------------------------------------------     ---------------------------------------------
10.13         Share Exchange Agreement between Cyco.net, Inc.          Incorporated by reference to Exhibit 10.24 to
              and the board of directors of Pluto                      the Company's Report on Form 8K as filed with
              Communications International, AS                         the Securities and Exchange Commission on
                                                                       November 19, 2004.

14.1          Code of Ethics                                           Incorporated by reference to Exhibit 14.1 to
                                                                       the Company's Annual Report on Form 10-KSB as
                                                                       filed with the Securities and Exchange
                                                                       Commission on April 13, 2004

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

32.1          Certification by Chief Executive Officer pursuant to     Provided herewith
              18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

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

      (b) On November 15, 2004, Nexicon, Inc. filed a report on Form 8K announcing the acquisition of Pluto Communications International, AS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees billed for professional services rendered was $35,254 and $15,575 for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB and 8K for those fiscal years.

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


                                        NEXICON, INC.

Date:  June 27, 2005                    By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           President and Chief Executive Officer

                                        By: /s/ DANIEL URREA
                                           -------------------------------------
                                           Daniel Urrea
                                           Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 27, 2005                    By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Nexicon, Inc.

We have audited the accompanying consolidated balance sheet of Nexicon, Inc. (formerly Cyco.Net, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexicon, Inc. as of December 31, 2004, and the results of its operations, and its cash flows for the two years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


StarkoWinteroSchenkein & Co., LLP
Denver, Colorado
April 14, 2005

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS
    Cash                                                           $      5,874
    Restricted cash                                                      23,688
    Receivables, net of allowance for doubtful
         accounts of $40,297                                             11,813
    Receivables - related parties                                         8,325
    Receivable - ACC                                                     64,036
    Financing costs                                                     117,600
    Prepaid expense                                                         269
                                                                   ------------
      Total current assets                                              231,605
                                                                   ------------
PROPERTY AND EQUIPMENT, net of accumulated
       depreciation of $127,196                                          24,628
                                                                   ------------
OTHER ASSETS
  Financing cost, net                                                    42,400
  Investment in Mercury                                                 147,851
  Deposits                                                                7,087
                                                                   ------------
      Total other assets                                                197,338
                                                                   ------------
                                                                   $    453,571
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    664,388
   Notes payable - Cornell Partners                                     150,000
   Accrued expenses - shareholders                                      399,337
   Deferred gain                                                         46,925
                                                                   ------------
      Total current liabilities                                       1,260,650
                                                                   ------------
CONVERTIBLE DEBENTURES                                                  425,000
                                                                   ------------
NET LIABILITIES OF DISCONTINUED OPERATIONS                              379,171
                                                                   ------------
STOCKHOLDERS' (DEFICIT)
   Common stock, $0.001 par value, 500,000,000 shares
      authorized, 119,494,238 shares issued and outstanding             119,494
   Additional paid-in capital                                        12,719,552
   Deferred stock compensation                                         (543,996)
   Stock subscription receivable                                     (2,800,000)
   Accumulated (deficit)                                            (11,233,530)
                                                                   ------------
                                                                     (1,738,480)
                                                                   ------------
   Other comprehensive income:
       Currency translation adjustment                                  127,230
                                                                   ------------
                                                                     (1,611,250)
                                                                   ------------
                                                                   $    453,571
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                                         NEXICON, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
REVENUES                                                           $    495,990    $         --
                                                                   ------------    ------------
COSTS OF GOODS SOLD                                                     355,766              --
                                                                   ------------    ------------
GROSS PROFIT                                                            140,224              --
                                                                   ------------    ------------
OTHER COSTS AND EXPENSES
   General and administrative                                         1,471,697         723,527
   Research and development                                              75,138              --
   Purchased research and development                                 1,503,260              --
   Non-cash stock compensation - general and administrative           1,850,105              --
   Loss on asset impairment                                                  --       4,500,000
                                                                   ------------    ------------
                                                                      4,900,200       5,223,527
                                                                   ------------    ------------
OPERATING INCOME (LOSS)                                              (4,759,976)     (5,223,527)
                                                                   ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                                        7,510           5,100
   Interest expense                                                        (771)         (2,603)
   Interest expense - non cash                                          (85,200)
   Gain on sale of assets of discontinued operations                     75,716          53,897
                                                                   ------------    ------------
                                                                         (2,745)         56,394
                                                                   ------------    ------------
(LOSS) BEFORE INCOME TAXES (BENEFIT)                                 (4,762,721)     (5,167,133)

INCOME TAXES (BENEFIT)                                                 (247,000)         99,000
                                                                   ------------    ------------
(LOSS) BEFORE DISCONTINUED OPERATIONS                                (4,515,721)     (5,266,133)

DISCONTINUED OPERATIONS
   Net income (loss) from discontinued operations, net of income
     taxes (benefit) of ($247,000) and $99,000, respectively           (972,734)        362,770
                                                                   ------------    ------------
NET (LOSS)                                                           (5,488,455)     (4,903,363)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment                               44,322              --
                                                                   ------------    ------------
NET COMPREHENSIVE (LOSS)                                           $ (5,444,133)   $ (4,903,363)
                                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                            96,573,504      39,499,292
                                                                   ============    ============
NET (LOSS) PER COMMON SHARE
   (Loss) from operations                                          $      (0.05)   $      (0.13)
   Income from discontinued operations                                    (0.01)           0.01
   Foreign currency translation adjustment                                   --              --
                                                                   ------------    ------------
                                                                   $      (0.06)   $      (0.12)
                                                                   ============    ============

                See accompanying notes to the consolidated financial statements.

                                                            NEXICON, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                               YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                                   Common Stock          Additional       Deferred        Stock
                                                          ---------------------------     Paid in          Stock       Subscription
                                                             Shares         Amount        Capital       Compensation    Receivable
                                                          ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2002                              $ 31,496,419   $     31,496   $    668,309    $         --   $         --

  Shares issued  at $.005 per share, pursuant
      to Equity Line of Credit draw                          1,219,512          1,220          4,228              --             --

Shares issued for stock subscription at $1.40 per share      2,000,000          2,000      2,798,000      (2,800,000)

  Shares issued for services at $.01 per share               1,000,000          1,000          9,000              --             --

  Shares issued at OSSI purchase at $.09 per share          50,000,000         50,000      4,218,432              --             --

  Purchase of OSSI                                                  --             --             --              --             --

  Net (loss) for the year                                           --             --             --              --             --
                                                          ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2003                                85,715,931         85,716      7,697,969              --     (2,800,000)

  Shares issued  for cash at $.05 - $.17 per share           6,600,000          6,600        581,200              --             --

  Shares issued  at $.07 - $.21 per share, pursuant
      to Equity Line of Credit repayments                    2,177,290          2,177        247,823              --             --

  Shares issued  at $.07 - $.17 per share, pursuant
      to debenture conversions                                 679,855            680         74,320              --             --

  Shares issued for services at $.12 - $.61 per share        8,799,833          8,800      2,551,580        (543,996)            --

  Shares issued for financing costs, pursuant
      to debenture issue at $.48 per share                     510,833            511        244,689              --             --

  Shares issued at Pluto purchase at $.12 per share,         5,010,496          5,010        513,342              --             --

  Liabilities assumed at Pluto purchase                             --             --        (83,371)             --             --

  Shares issued at Central Solutions investment at
   $.12 per share pursuant to stock purchase agreement      10,000,000         10,000        892,000              --             --

  Currency translation adjustment                                   --             --             --              --             --

  Net (loss) for the year                                           --             --             --              --             --
                                                          ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2004                               119,494,238   $    119,494   $ 12,719,552    $   (543,996)  $ (2,800,000)
                                                          ============   ============   ============    ============   ============

                                                                          Currency
                                                           Accumulated    Translation
                                                           (Deficit)      Adjustment      Total
                                                           ------------   -----------  ------------
Balance at December 31, 2002                               $   (842,712)  $        --  $   (142,907)

  Shares issued  at $.005 per share, pursuant
      to Equity Line of Credit draw                                  --            --         5,448

Shares issued for stock subscription at $1.40 per share              --            --            --

  Shares issued for services at $.01 per share                       --            --        10,000

  Shares issued at OSSI purchase at $.09 per share                   --            --     4,268,432

  Purchase of OSSI                                                   --            --            --

  Net (loss) for the year                                    (4,902,363)           --    (4,902,363)
                                                           ------------   -----------  ------------
Balance at December 31, 2003                                 (5,745,075)           --      (761,390)

  Shares issued  for cash at $.05 - $.17 per share                   --            --       587,800

  Shares issued  at $.07 - $.21 per share, pursuant
      to Equity Line of Credit repayments                            --            --       250,000

  Shares issued  at $.07 - $.17 per share, pursuant
      to debenture conversions                                       --            --        75,000

  Shares issued for services at $.12 - $.61 per share                --            --     2,016,384

  Shares issued for financing costs, pursuant
      to debenture issue at $.48 per share                           --            --       245,200

  Shares issued at Pluto purchase at $.12 per share,                 --        82,908       601,260

  Liabilities assumed at Pluto purchase                              --            --       (83,371)

  Shares issued at Central Solutions investment at
   $.12 per share pursuant to stock purchase agreement               --            --       902,000

  Currency translation adjustment                                    --        44,322        44,322

  Net (loss) for the year                                    (5,488,455)           --    (5,488,455)
                                                          -------------   -----------  ------------
Balance at December 31, 2004                               $(11,233,530)  $   127,230  $ (1,611,250)
                                                          =============   ===========  ============

                  See accompanying notes to the consolidated financial statements.

                                                 NEXICON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     --------------------------
                                                                                         2004           2003
                                                                                     -----------    -----------
OPERATING ACTIVITIES
       Net (loss)                                                                    $(5,488,455)   $(4,902,363)
       Adjustments to reconcile net (loss) to net cash
          (used in) operating activities:
             Amortization                                                                     --         10,000
             Depreciation                                                                 22,829          1,283
             Non-cash interest expense                                                    85,200             --
             Loss on asset impairment                                                         --      4,500,000
             Gain on sale of assets of discontinued operations                           (75,716)       (53,897)
             Common stock issued for services and other non-cash
                 items, net of deferred compensation                                   3,353,365         10,000
             Currency translation adjustment                                              44,322             --
       Changes in assets and liabilities:
            (Increase) decrease in receivables                                           (20,138)        25,292
             Decrease in inventory                                                            --         22,576
            (Increase) in other assets                                                    (5,451)            --
            Increase in accounts payable and accrued expenses                            407,575         23,180
            Increase in net assets of discontinued operations                            170,834        208,337
            Increase in accounts and notes payable to related party                           --            612
            Increase in accrued expenses - related party                                  99,337        106,400
                                                                                     -----------    -----------
                    Net cash provided by (used in) operating activities               (1,406,298)       (48,580)
                                                                                     -----------    -----------

INVESTING ACTIVITIES
       (Purchase) disposal of property and equipment                                     (12,994)         9,342
       Acquisition of Mercury                                                           (147,851)            --
       Cash received in Pluto acquisition                                                 24,890             --
       Cash received in OSSI acquisition                                                      --          1,057
                                                                                     -----------    -----------
                   Net cash (used in) investing activities                              (135,955)        10,399
                                                                                     -----------    -----------
FINANCING ACTIVITIES
       Proceeds from sale of common stock                                                587,800          5,448
       Payments on notes payable - related party                                          (1,000)       (17,500)
       Proceeds from notes and debentures                                                900,000             --
       Proceeds from receivable - ACC                                                     75,716         53,897
                                                                                     -----------    -----------
                   Net cash provided by (used in) financing activities                 1,562,516         41,845
                                                                                     -----------    -----------
                         Net increase (decrease) in cash                                  20,263          3,664

CASH AT BEGINNING OF YEAR                                                                  9,299          5,635
                                                                                     -----------    -----------
CASH AT END OF YEAR                                                                  $    29,562    $     9,299
                                                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid for interest                                                  $        --    $        --
                                                                                     ===========    ===========
             Cash paid for income taxes                                              $        --    $        --
                                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

      Issuance of stock for services                                                 $        --    $    10,000
                                                                                     ===========    ===========
      Account receivable - ACC, net of discount of $6,351                            $        --    $  (193,649)
                                                                                     ===========    ===========
      Stock subscription receivable                                                  $        --    $(2,800,000)
                                                                                     ===========    ===========
      Sale of net assets of discontinued operations                                  $        --    $    17,112
                                                                                     ===========    ===========
      Issuance of stock for purchase of assets                                       $        --    $ 4,268,432
                                                                                     ===========    ===========
      Issuance of common stock for financing costs                                   $   245,200    $        --
                                                                                     ===========    ===========
      Issuance of common stock for conversion of debt                                $   325,000    $        --
                                                                                     ===========    ===========

                        See accompanying notes to the consolidated financial statements.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Nexicon, Inc. (the "Company") is the successor to Cyco.Net, Inc, (formerly AVE, Inc. a Nevada corporation) and operates through its wholly owned subsidiaries, Cyco.net (a New Mexico corporation), Orion Security Systems ("OSSI", a Wisconsin corporation), and Pluto Communications International, AS ("Pluto", a Norwegian corporation), discussed below.

Prior to July 1, 2003, the Company's primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its internet tobacco products division, as more fully discussed in Notes 6 and 12.

On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc., a Wisconsin corporation whose primary line of business is the sale of its Satsecure(C) System and ComSecure(C) Controller, which are designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborn aircraft, ships at sea, and a command and control center (see Note 13). In December 2004, management of the Company resolved to dispose of the Satsecure(C) division of OSSI, as more fully discussed in Notes 6 and 12.

On November 15, 2004, the Company acquired all of the outstanding common stock of Pluto Communications International, AS, a Norwegian corporation which provides a variety of billing and customer care solutions for telecommunication carriers and other network service providers via its "Charon" billing and customer care real-time client/server system. The "Charon" system provides a high-end Operational Support System ("OSS") and billing system to improve customer service (see Note 13).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS

Investments in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or loss.

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

Effective November 19, 2003 through November 14, 2004, the Company's sole source of revenue was the sale of the SatSecure(C) and ComSecure(C) systems discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped. In December 2004, the Company determined to dispose of the SatSecure(C) division of its business, which was consummated in March 2005 (see Note 12). Accordingly, the revenues and costs associated with the SatSecure(C) division are presented as discontinued operations in the accompanying financial statements.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

In November 2004, the Company through Pluto, its wholly-owned Norwegian subsidiary, added the service revenues from the sale of the "Charon" Billing and Operational Support Systems in Norway and Sweden. Revenues are recognized at the completion of the related services, when they are earned (see Note 13).

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

ADVERTISING

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $10,653 in 2004 and $10,060 in 2003.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

NET (LOSS) PER COMMON SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock
outstanding   during  the  year.   Diluted  earnings  (loss)  per  common  share
calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.
131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The application of SFAS No. 131 did not affect results of operations or financial position but does require the disclosure of segment information as presented in Note 16. The Company currently operates in two business segments, and will evaluate additional segment disclosure requirements as it expands operations.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

CONCENTRATIONS

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments have negatively affected the perception of potential and current customers with respect to the tobacco industry, and therefore had a significant influence in the Company's decision to sell its internet tobacco products division as discussed in Notes 6 and 12.

TRANSLATION OF FINANCIAL STATEMENTS

The Company's wholly-owned subsidiary Pluto (Note 13) operates in Norway. The financial statements are translated from a functional currency (the Norwegian Kroner) which is not the U.S. dollar, in the following manner: assets and liabilities at the year-end rate; stockholders' (deficit) at historical rates and results of operations at the daily average exchange rates for the period.

COMPREHENSIVE INCOME

The Company follows SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

RECENT PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities" ("FIN 46-R"), which modifies certain provisions and effective dates of FIN 46, and sets forth the criteria to be used in determining whether an entity is a variable interest entity that should be consolidated. These provisions are based on the premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates an entity under the provisions of FIN 46-R.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

NOTE 2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003 the Company incurred net (losses) of ($5,488,455) and ($4,902,363), respectively. At December 31, 2004, the Company had a working capital (deficit) of $(1,048,067) and stockholders' (deficit) of $(1,611,250). In addition the Company is subject to legal action (see Note 11).

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. As discussed in Note 13, the Company purchased a wholly-owned subsidiary, Pluto and through its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller sales, through its wholly-owned subsidiary OSSI, hopes to attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  STANDBY  EQUITY DISTRIBUTION AGREEMENT

On August 16, 2001 the Company entered into an Equity Line of Credit agreement with Cornell Capital Partners, L.P. ("Cornell") which would have enabled the Company to periodically issue and sell up to 40,000,000 shares of common stock for a total purchase price of $5,000,000. As of December 31, 2003, the Company had requested one advance under the terms of the Equity Line of Credit, resulting in the issuance of 1,219,512 shares of common stock, for net cash proceeds of $5,448.

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

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

The Company is obligated to pay a cash commitment fee to Cornell equal to 5% of each advance, payable directly from the gross proceeds of each advance, to be held in escrow, pursuant to the Escrow Agreement entered into with Cornell. Effective March 23, 2004, upon the execution of the Standby Agreement, the Company issued 490,000 shares of its common stock to Cornell at $.48 per share, $235,200. The "Commitment" shares were valued at the fair market value of the shares at March 23, 2004, the date of execution of the Standby Agreement, and are capitalized as financing costs and amortized as interest expense over the two year commitment period of the Standby Agreement. Interest expense associated with the financing costs amounted to $75,200 for the year ended December 31, 2004, at which date the unamortized balance of the financing costs was $160,000. An additional $10,000 of the Company's common stock was issued to Newbridge Securities Corporation ("Newbridge"), valued at the fair market value of the shares as of March 23, 2004 (20,833 shares at $0.48 per share).

On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the registration of 69,513,810 shares of the Company's common stock. The registration statement became effective on August 11, 2004.

As of December 31, 2004, the Company has issued 510,833 shares of its common stock to Cornell and Newbridge, with an aggregate value of $245,200 in connection with these agreements.

The Company cannot predict the total number of shares to be issued or the gross proceeds to be derived from the sale of such shares pursuant to the Standby Agreement, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the year ended December 31, 2004, 2,177,290 shares of the Company's common stock with a fair market value of $250,000 were issued, pursuant to the Standby Agreement. In addition, the Company issued two unsecured promissory notes to Cornell, bearing interest at 12% per annum, totaling $400,000, and due within one year. The Company received $363,843, net of financing costs in the amount of $36,157. As of December 31, 2004, after repayments of $250,000, the balance due is $150,000 and the accrued interest is $3,096. Subsequent to year end, this obligation and the associated accrued interest were paid in full.

Subsequent to December 31, 2004, the Company entered into additional unsecured promissory notes bearing interest at 12% per annum and due November 26, 2005, in the aggregate amount of $1,250,000. The Company received $1,140,132 net of financing costs of $109,868. The Company has repaid $300,000 of these promissory notes. In addition, pursuant to the Standby Agreement, the Company issued an additional 7,579,034 shares of its common stock for gross proceeds of $300,000, which was used for partial repayment of the promissory notes. An additional 40,000,000 shares were issued and held in escrow in connection with the $1,000,000 promissory note, effective March 3, 2005, as more fully discussed in
Note 17.

NOTE 4.  DEBENTURE AGREEMENT

In May 2004, the Company entered into a Securities Purchase Agreement, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The investor converted $75,000 worth of the debentures for 679,855 shares of the Company's common stock. At December 31, 2004, the balance of the debentures was $425,000 and the accrued interest was $12,801.

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

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

NOTE 5.  STOCKHOLDERS' (DEFICIT)

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

Effective December 10, 2004 the Company issued 10,000,000 shares of its common stock in exchange for 35% of the issued and outstanding shares of Central Solutions, Inc. ("Central"). The shares were valued at their fair market value as of December 10, 2004 (see Note 13). The investment in Central is accounted for under the equity method of accounting.

Subsequent to December 31, 2004, and as more fully described in Note 12, on March 17, 2005, the Company entered into a Stock Repurchase Agreement with the President of wholly-owned subsidiary OSSI, pursuant to which the Company agreed to repurchase 15,000,000 shares of the Company's common stock in exchange for $20,000 in cash and a promissory note in the amount of $220,000, plus all equipment, furniture and computers located in the OSSI offices in McClean, Virginia, as well as relinquishing all right title and interest the Company might have in certain agreements related to the SatSecure(C) technology and various associated tradenames.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Subsequent to December 31, 2004, the Company issued 5,338,000 shares of its common stock, for cash of $230,000, debenture conversion of $20,000, and in connection with the Standby Agreement (see Note 16).

During the periods covered by these financial statements the Company has issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the issuances if such exemptions were found not to apply and this could have a material negative impact on the Company.

NOTE 6.  DISCONTINUED OPERATIONS

Effective July 1, 2003 the Company reached an agreement to sell its Internet tobacco products division (See Note 12). The Company agreed to dispose of the division due to the lack of working capital required to resolve the litigation issues as discussed in Note 11.

In December 2004, the Company, through its wholly-owned subsidiary OSSI, decided to discontinue its SatSecure(C) Systems division, pursuant to the terms of a Stock Repurchase Agreement with the President of OSSI, which was consummated on March 17, 2005 (see Note 12).

Operating results of discontinued operations for the years ended December 31, 2004 and 2003 are shown separately in the accompanying statements of operations.

Net sales and net income (loss) from discontinued operations are as follows:

                                     2004              2003
                                 -----------       ----------
     Net sales                   $   174,810       $2,887,704
                                 ===========       ==========
     Net income (loss)           $  (972,734)      $  362,770
                                 ===========       ===========


Assets related to discontinued operations, which were included in the sale, were as follows as of December 31, 2003:

Inventory                                               $  2,070
Property and equipment - net                               3,295
Intangible assets - net                                   11,746
                                                        --------
   Net assets of discontinued operations                $ 17,111
                                                        ========

Net liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of December 31, 2004:

                  Property and equipment - net                    $   16,020
                  Deposits                                            11,179
                  Accounts payable and accrued expenses             (135,353)
                  Notes payable and accrued interest - related       (21,741)
                  Accrued expenses - shareholder                    (249,276)
                                                                  ----------
                     Net liabilities of discontinued operations   $ (379,171)
                                                                  ==========

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 7.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company paid $0 and $12,500, respectively, in consulting fees to related parties for services.

At  December  31,  2004,  the  Company has  recorded  notes  payable and accrued interest payable to the president of its subsidiary OSSI, in the aggregate amount of $21,741, including interest of $8,741. In addition, the Company owes this individual $249,276 including $210,000 of prior year accrued and unpaid wages, $19,022 of current year accrued wages and $20,054 of expense reimbursement. All of these liabilities are included in Net Liabilities of Discontinued Operations related to the SatSecure(C) System division at December 31, 2004 (see Note 6), and payment of these obligations is incorporated into the Stock Repurchase Agreement discussed in Notes 5 and 12.

Accrued expenses - related party includes an aggregate of $300,000 of unpaid prior year bonuses to employees and the Company's website designer, all of whom are also shareholders, plus $93,380 of current year accrued wages and $5,957 of expense reimbursements payable to the Company's employees/shareholders.

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
                                     Reconciling             Tax
                                        Item                Effect
                                     ----------           ----------
Net operating loss carryforward      $4,617,000           $1,570,000
                                     ==========           ==========

A capital loss carryforward of $25,000 expired in 2004 and the net operating loss carryforward will expire through 2024.

The deferred tax asset has been fully reserved as of December 31, 2004. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2004 was an increase of $292,000. The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from non-cash interest and services.

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

Summarized information relative to the Company's stock option plan is as follows:

                                        Number of    Weighted Average
                                         Shares       Exercise Price
                                       ----------    ----------------
Outstanding at January 1, 2004          1,350,000                0.08
Granted                                        --                  --
Exercised                                      --                  --
Forfeited                                (600,000)                 --
                                       ----------    ----------------
Outstanding at December 31, 2004          750,000               $0.08
                                       ==========    ================

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

NOTE 11.  CONTIGENT LIABILITY

On April 1, 2003, the State of California filed a civil action in the Superior Court of California, County of San Diego, against the Company's subsidiary, alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform California consumers that they are required to pay sales taxes to California. Based on these factual assertions, the suit's three counts allege false or misleading advertising under California Business and Profession Code 17500: failure to notify California purchasers of their obligations under California Revenue and Business and Professions Code 17200. The suit sought injunctive relief and assessment of civil penalties of $2,500 for each violation, and the State of California settled for $25,000 in May 2004.

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. The suit's four counts alleged unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Nexicon, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. Subsequent to December 31, 2005, the parties agreed to settle for $10,000, which funds were released from escrow in April 15, 2004.

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

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who are engaged in the business of internet online tobacco sale. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the city's damages is yet to be determined at trial.

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

In the remaining City of New York case, the Company has contested the allegations and believes it has meritorious defenses. It is uncertain what affect the Company's sale of its Internet tobacco products will have on the pending lawsuit. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome of the case.


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

SATSECURE(C) SYSTEMS

In December 2004, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement which was consummated March 17, 2005. The Company agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI for a total purchase price of $240,000 payable as $20,000 at closing and a note payable for $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months, plus equipment located in the OSSI facility with a net book value of $16,020, which is included in net liabilities of discontinued operations at December 31, 2004. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various associated tradenemes. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements (Note 6).

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

PLUTO

Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto Communications International, AS ("Pluto") a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto, Inc., dated June 16, 2004, and amended on November 15, 2004, to change the date of Closing to the date thereof, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto, which consists of 2,385,950 shares of common stock. The business combination has been accounted for as a purchase. The shares were valued at $.12 per share, the fair market value at November 15, 2004 ($601,260). The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition. Pluto will continue its operations in Norway and will operate as a 100% wholly owned subsidiary of the Company.

The purchase price was allocated as follows:

                  Current assets                         $     93,327
                  Property and equipment                       37,283
                  Other assets                                  7,221
                  Current liabilities                        (221,202)
                                                         ------------
                  Net liabilities acquired               $    (83,371)
                                                         ============

The assets acquired and liabilities assumed were recorded at the historical basis of Pluto, translated from the functional currency of Norwegian Kroner into U.S. dollars as of the date of acquisition, November 15, 2004. Included in restricted cash, is $23,688 temporarily restricted to cover a portion of the Pluto employees' payroll tax withholdings, as required by Norwegian law. Since the funds are periodically remitted to the related taxing authorities, this amount is presented as a current asset at December 31, 2004. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $601,260 and charged to operations during the period ended December 31, 2004.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

The following unaudited summarized pro forma information assumes the acquisition had occurred on January 1, 2004:

                  Net sales                              $    731,385
                                                         ============
                  Net (loss)                             $ (6,039,227)
                                                         ============
                  (Loss) per share:
                    basic and diluted                    $      (0.06)
                                                         ============

CENTRAL SOLUTIONS

Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. ("Central"), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock in exchange for 35% of Central's issued and outstanding common stock. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $902,000 and charged to operations during the period ended December 31, 2004.

MERCURY MOBILE

Effective May 18, 2004, the Company entered into a Stock Purchase Agreement with Mercury Mobile AS ("Mercury"), a Norwegian Corporation, whereby the Company purchased 58,845 shares (2.5% of the then issued and outstanding Mercury shares) of Mercury for cash in the amount of $147,851. Management of the Company believes this investment to be fully realizable, therefore no impairment has been recorded as of December 31, 2004. During the year ended December 31, 2004, the Company paid $100,200 to Mercury for certain materials related to its ComSecure Controller product, which amount is included in cost of goods sold (see Note 7).

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

NOTE 15.  COMMITMENTS

EMPLOYMENT AGREEMENTS

As a condition to the OSSI stock purchase agreement (Note 13), effective January 1, 2004, the Company has negotiated an employment agreement with the CEO/President of OSSI. The agreement provides for an annual salary of $225,000 through December 31, 2008. Effective March 17, 2005, this individual has resigned, as a condition to the Stock Repurchase Agreement and discontinued operations related to the OSSI SatSecure(C) Systems division (see Notes 6 and 12). Payment of prior amounts owed to him for accrued salary and expenses are incorporated into the payment structure of the Stock Repurchase Agreement.

Effective January 1, 2004, the Company has entered into employment agreements with its three employees. The agreements call for aggregate annual salaries of $294,000, through December 31, 2008. At December 31, 2003, $93,380 is included in accrued expenses, related to these employment agreements.

DISTRIBUTOR AGREEMENT

Effective January 1, 2004, the Company, through its wholly-owned subsidiary OSSI, entered into an exclusive distributor agreement with a foreign entity. As per the terms of the agreement, OSSI is granted an exclusive license to distribute, promote, sell, install, service and otherwise maintain and reproduce by its own means, certain surveillance equipment to the U.S. government as well as non-exclusive rights to certain equipment for both the U.S. governmental and commercial entities. The term of the agreement extends to December 31, 2007 and provides for an automatic two-year renewal period. The agreement calls for the sale of a minimum of fifty licenses, of which at least five must be "Advanced". The cost per license for both the Advanced and Basic systems is, $80,000 and $40,000, respectively, with annual support agreement costs of $20,000 and $10,000, respectively.

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

 Future minimum lease payments pursuant to these agreements are as follows:

                                       Year ended
                                       December 31          Amount
                                       -----------       ------------
                                          2005           $     85,720
                                          2006                 87,781
                                          2007                 24,253
                                                         ------------
                                                         $    197,754
                                                         ============

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

Effective November 3, 2004, the Company entered into a twelve month agreement for investor /media relations consulting services to be provided through November 30, 2005 and continuing on a month to month basis thereafter. The agreement calls for monthly payments of $7,500 plus approved expenses. As a condition to the agreement, the Company issued 499,500 shares of its restricted common stock to the consultant. The shares were valued at the fair market value of the stock on the effective date of the agreement. As of December 31, 2004, $8,869 has been expensed as stock compensation and $51,071 is reflected as deferred stock compensation. In addition, the Company has agreed to issue the

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

consultant 45,500 shares of its restricted common stock per month, throughout the term of the engagement. Further, and subject to certain performance objectives, the consultant will be eligible for a discretionary bonus of up to 1,000,000 shares. In the event the Company files a registration statement, the consultant shares will have "piggy-back" and demand registration rights.


NOTE 16.  REPORTABLE SEGMENTS

The Company has two reportable segments, billing solutions systems and network security and video surveillance systems. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 1. All revenues generated in the segments are external. For the years ended December 31, 2004 and 2003, the total reportable segment information is as follows:

                                                       Network
                                                       Security
                                                       and
                                        Billing        Video                         Total
                                        Solutions      Serveillance                  as
                                        Systems        Systems        Corporate      Reported
                                        -----------    -----------    -----------    -----------
For the year ended December 31, 2004:
Reportable segments
       External revenues                $    47,480    $   448,510    $        --    $   495,990
       Depreciation and amortization         17,644          4,318            867         22,829
       Operating (loss)                    (202,979)      (545,026)    (4,011,971)    (4,759,976)
       Assets                                73,756          3,265        376,550        453,571
       Capital expenditures                   2,000         10,994             --         12,994

For the year ended December 31, 2003:
Reportable segments
       External revenues                $        --    $        --    $        --    $        --
       Depreciation and amortization             --            271          1,012          1,283
       Operating (loss)                          --             --     (5,223,527)    (5,223,527)
       Assets                                    --           8296         144260        152,556
       Capital expenditures                      --        (15,621)         6,279         (9,342)

External revenues for groups of similar products and services, consisted principally of the ComSecure(TM) network security system, ($448,510) and telephone billing systems ($47,480). The security segment is operating and has derived its revenues from a single customer in the United States during the year ended December 31, 2004, and had no revenues in 2003. The Billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2004.


NOTE 17.  SUBSEQUENT EVENTS

STOCK ISSUANCE

Subsequent to December 31, 2004, the Company issued an aggregate of 500,000 shares of its common stock for cash in the amount of $30,000, 417,000 shares in connection with the conversion of $20,000 worth of debentures, as well as 7,579,034 shares in connection with the Standby Agreement (Note 3).

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

On January 14, 2005, the Company issued an unsecured promissory note to Cornell in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, the Company issued an additional unsecured promissory to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (November 26, 2005), unless otherwise mutually extended. As a condition precedent to the loan and per the Standby Agreement, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan.