Form 10QSB/A
period 2005-03-31
CYCO NET INC
filed 2005-06-28
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                                 Amendment No. 1


      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                  NEXICON, INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2005


         PART   I  FINANCIAL INFORMATION


         Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited)                       3

          Consolidated Statements of Operations
           And Comprehensive Income (unaudited)                        4

           Consolidated Statements of Cash Flows (unedited)            5

            Notes to Consolidated Financial Statements (unaudited)     6

         Item 2. Management's Discussion and Analysis of Plan
                          of Operations                                10

       Item 3. Controls and Procedures                                 12




         PART   II  OTHER INFORMATION

        Item 1. Legal Proceedings                                      12

        Item 2. Unregistered Sales of Equity Securities and Use of
                  Proceeds                                             12

         Item 3. Defaults Upon Senior Securities                       12

         Item 4. Submission of Matters to a Vote of Security Holders   12

         Item 5. Other Information                                     12

         Item 6. Exhibits and Reports on Form 8-K                      12

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

                                  NEXICON, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                         Three Months Ended March 31,
                                                             2005             2004
                                                         -------------    -------------
Revenues                                                 $      32,059    $          --
                                                         -------------    -------------

Cost of goods sold                                             121,399               --
General and administrative expenses                            515,537          560,881
Non-cash compensation-general and administrative               258,622          248,250
                                                         -------------    -------------
(Loss) from operations                                        (863,499)        (809,131)
                                                         -------------    -------------

Other income (expense):
   Interest income                                               1,367               --
   (Loss) on sale of assets of discontinued operations         (14,110)              --
   Non-cash interest expense                                   (29,400)              --
   Interest expense                                            (23,649)            (571)
                                                         -------------    -------------
                                                               (65,792)            (571)
Net (loss) before income tax                                  (929,291)        (809,702)

Income tax (benefit)                                           (17,000)         (29,000)
                                                         -------------    -------------
Loss before discontinued operations                           (912,291)        (780,702)
Discontinued operations:
Net (loss) from discontinued operations, net
 of income taxes of $17,000 and $29,000 respectively           (68,128)        (114,049)
                                                         -------------    -------------
Net (loss)                                                    (980,419)        (894,751)

Other comprehensive income
  Foreign currency translation adjustment                       29,198               --
                                                         -------------    -------------
Net comprehensive (loss)                                 $    (951,221)   $    (894,751)
                                                         =============    =============

Weighted average shares
  outstanding (basic and diluted)                          120,011,970       89,892,030
                                                         =============    =============

Net (loss) per common share-basic and diluted
   (Loss) from operations                                $       (0.01)   $       (0.01)
   Income from discontinued operations                              --               --
   Foreign currency translation adjustment                          --               --
                                                         -------------    -------------
                                                         $       (0.01)   $       (0.01)
                                                         =============    =============


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2005, the Company incurred a net (loss) of ($951,221). At March 31, 2005, the Company had a working capital (deficit) of ($1,773,679) and stockholders' (deficit) of ($2,156,850).

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

(5) Stockholders' (Deficit)

During the quarter ended March 31, 2005, the Company issued an aggregate of 500,000 shares of its common stock for cash in the amount of $30,000, 416,667 shares in connection with the conversion of $20,000 worth of debentures, as well as 5,871,845 shares in connection with the Standby Equity Distribution Agreement discussed in Note 8.

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

Net sales and net income (loss) from discontinued operations are as follows:

                        2005              2004
                   --------------    --------------

      Net sales    $           --    $           --
                   ==============    ==============
      Net (loss)   $      (68,128)   $     (114,049)
                   ==============    ==============



Net assets and liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of March 31, 2005:

      Property and equipment - net                    $     370
      Deposits                                           11,179
      Accounts payable and accrued expenses            (131,799)
      Notes payable and accrued interest - related     (220,000)
      Accrued expenses - shareholder                    (22,355)
                                                      ---------
         Net liabilities of discontinued operations   $(362,605)
                                                      =========

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

 Future minimum lease payments pursuant to these agreements are as follows:

                                    Year ended
                                    December 31                   Amount
                                    -----------                   ------
                                       2006                    $    87,781
                                       2007                         24,253
                                                               -----------
                                                               $   197,754
                                                               ===========


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



(9)  Reportable Segments

The Company has two reportable segments, billing solutions systems and network security and video surveillance systems. The accounting policies of the segments are substantially the same as those of the Company. All revenues generated in the segments are external. For the three months ended March 31, 2005 and 2004, the total reportable segment information is as follows:


                                                                    Network
                                                                    Security
                                                                      and
                                                 Billing             Video                                 Total
                                                Solutions        Serveillance                               as
                                                 Systems            Systems         Corporate             Reported
                                             ----------------   ---------------    ---------------    ---------------
For the three months ended March 31, 2005:
Reportable segments
       External revenues                     $       32,059    $           --    $           --    $       32,059

       Depreciation and amortization                 13,646               581               233            14,460

       Operating (loss)                            (182,635)          (98,043)         (612,221)         (892,899)

       Assets                                       133,923                --           895,816         1,029,739
       Capital expenditures
       (disposals)                                       --           (21,499)               --           (21,499)


For the three months ended March 31, 2004:
Reportable segments
       External revenues                     $           --    $           --    $           --    $           --

       Depreciation and amortization                     --               662               133               795

       Operating (loss)                                  --          (218,698)         (590,433)         (809,131)

       Assets                                            --            62,590           250,786           313,376

       Capital expenditures                              --            11,949                --            11,949



External revenues for groups of similar products and services, consisted principally of the ComSecure(TM) network security system, ($0) and telephone billing systems ($32,059). The security segment is operating and has derived its revenues in the United States during the three months ended March 31, 2004, and had no revenues in 2003. The Billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2004 and had no revenues in 2003.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net (loss) of ($5,488,455) and for the three months ended March 31, 2005, the Company incurred a net (loss) of ($951,221). At March 31, 2005, the Company had a working capital (deficit) of $(1,773,679) and stockholders' (deficit) of $(2,156,850). In addition the Company is subject to legal action.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

Item 5.  OTHER INFORMATION

            None.




Item 6.  Exhibits And Reports On Form 8-K

(a)   The following exhibits are filed as part of this filing:

Exhibit No.           Description                                              Location
--------------        ---------------------------------------------------      -----------------------------------------------
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

Exhibit No.           Description                                              Location
--------------        ---------------------------------------------------      -----------------------------------------------
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

Exhibit No.           Description                                              Location
--------------        ---------------------------------------------------      -----------------------------------------------
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

Exhibit No.           Description                                              Location
--------------        ---------------------------------------------------      -----------------------------------------------
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



NEXICON, INC.



By:  /s/   Richard A. Urrea          June 27, 2005
     --------------------------
Richard A. Urrea
President and Chief Executive Officer (Principal
Executive Officer)


By:  /s/   Daniel Urrea              June 27, 2005
     -----------------------
Daniel Urrea
Chief Financial Officer (Principal Accounting Officer)