Form 10KSB/A
period 2004-12-31
Nexicon
filed 2005-07-14
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 2

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

      The number of shares of Common Stock outstanding as of March 31, 2005 was 111,282,750.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I  .......................................................................1
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

PART II .......................................................................7
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........9
   ITEM 7.  FINANCIAL STATEMENTS..............................................14
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................15
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................15

PART III .....................................................................16
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............16
   ITEM 10.  EXECUTIVE COMPENSATION...........................................17
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS................................19
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................21
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................23
EXHIBIT 31.1..............................................................31.1-1
EXHIBIT 31.2..............................................................31.2-1
EXHIBIT 32.1..............................................................32.1-1
EXHIBIT 32.2..............................................................32.2-1
FINANCIAL STATEMENTS.........................................................F-1

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


                                        NEXICON, INC.

Date:  July 14, 2005                    By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           President and Chief Executive Officer

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


Date:  July 14, 2005                    By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           Director

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
                                                         ============

The assets acquired and liabilities assumed were recorded at fair value which equal the historical cost basis of Pluto, translated from the functional currency of Norwegian Kroner into U.S. dollars as of the date of acquisition, November 15, 2004. Included in restricted cash, is $23,688 temporarily restricted to cover a portion of the Pluto employees' payroll tax withholdings, as required by Norwegian law. Since the funds are periodically remitted to the related taxing authorities, this amount is presented as a current asset at December 31, 2004. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $601,260 and charged to operations during the period ended December 31, 2004. There have been no in-process research and development costs incurred by Pluto since the date of acquisition.

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
                                                         ============

CENTRAL SOLUTIONS

Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. ("Central"), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock in exchange for 35% of Central's issued and outstanding common stock. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $902,000 and charged to operations during the period ended December 31, 2004. There have been no in-process research and development costs incurred by Pluto since the date of acquisition.

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