Form 10QSB
period 2005-06-30
Nexicon
filed 2005-08-18
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005


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

                            Issuer's telephone number
                                 (505) 248-0000

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of Common Stock outstanding as of August 15, 2005 was 114,812,402, par value $0.001 per share.

                                  NEXICON, INC.
                                   FORM 10-QSB

                                      INDEX
                                  June 30, 2005


         PART   I  FINANCIAL INFORMATION


         Item 1.  Financial Statements

          Consolidated Balance Sheet (unaudited)                              3

          Consolidated Statements of Operations
           And Comprehensive (Loss) (unaudited)                               4

           Consolidated Statements of Cash Flows (unaudited)                  5

            Notes to Consolidated Financial Statements (unaudited)            6

         Item 2.  Management's Discussion and Analysis of Plan
                          of Operations                                      13

       Item 3.  Controls and Procedures                                      18




         PART   II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          19

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                   19

         Item 3.  Defaults Upon Senior Securities                            19

         Item 4.  Submission of Matters to a Vote of Security Holders        19

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           20

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash                                                      $     24,968
    Restricted cash                                                    878
    Receivables, net of allowance for doubtful
         accounts of $1,373                                         19,635
    Receivables - related parties                                    5,474
    Receivable - AIC                                                54,674
    Interest receivable - AIC                                          382
    Prepaid expense                                                  3,173
                                                              ------------
      Total current assets                                         109,184
                                                              ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $131,021                              36,854
                                                              ------------

OTHER ASSETS
  Investment in Mercury                                            147,851
  Deposit                                                            3,895
                                                              ------------
                                                                   151,746
                                                              ------------

                                                              $    297,784
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $    598,668
   Notes payable - Cornell Partners                              1,000,000
   Accrued interest - Cornell Partners                              61,559
   Accrued expenses - shareholders                                 377,771
   Deferred gain                                                    37,563
   Net liabilities of discontinued operations                      308,801
                                                              ------------
     Total current liabilities                                   2,384,362
                                                              ------------

CONVERTIBLE DEBENTURES                                             380,000
                                                              ------------


STOCKHOLDERS' (DEFICIT)
   Common stock, $0.001 par value, 500,000,000 shares
      authorized, 122,306,945 shares issued and outstanding        122,307
   Additional paid-in capital                                   13,269,947
   Deferred stock compensation                                     (26,753)
   Stock subscription receivable                                (2,800,000)
   Accumulated (deficit)                                       (13,156,414)
                                                              ------------
                                                                (2,590,913)
Other comprehensive income:
 Currency translation adjustment                                   124,335
                                                              ------------
                                                                (2,466,578)
                                                              ------------

                                                              $    297,784
                                                              ============


The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (unaudited)

                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                                 2005              2004              2005              2004
                                                            --------------    --------------    --------------    --------------
Revenues                                                    $       24,255    $           --    $       56,314    $           --
                                                            --------------    --------------    --------------    --------------

Cost of goods sold                                                  18,454                --            42,853                --
General and administrative expenses                                502,200           519,784         1,114,737         1,080,665
Non-cash compensation-general and administrative                   266,621           214,726           525,243           462,976
                                                            --------------    --------------    --------------    --------------
(Loss) from operations                                            (763,020)         (734,510)       (1,626,519)       (1,543,641)
                                                            --------------    --------------    --------------    --------------

Other income (expense):
   Interest income                                                     113             4,047             1,480             4,047
   Non-cash interest expense                                      (130,600)               --          (160,000)               --
   Interest expense                                                (35,682)             (578)          (59,331)           (1,149)
                                                            --------------    --------------    --------------    --------------
                                                                  (166,169)            3,469          (217,851)            2,898
                                                            --------------    --------------    --------------    --------------
Net (loss) before income tax                                      (929,189)         (731,041)       (1,844,370)       (1,540,743)

Income tax (benefit)                                                (4,000)          (38,000)          (21,000)          (67,000)
                                                            --------------    --------------    --------------    --------------
(Loss) before discontinued operations                             (925,189)         (693,041)       (1,823,370)       (1,473,743)
Discontinued operations:
 Gain (loss) on sale of assets of discontinued operations               --            29,286           (14,110)           29,286
Net (loss) from discontinued operations, net
 of income taxes                                                   (17,276)         (150,401)          (85,404)         (264,450)
                                                            --------------    --------------    --------------    --------------
Net (loss)                                                        (942,465)         (814,156)       (1,922,884)       (1,708,907)

Other comprehensive (loss)
  Foreign currency translation adjustment                          (32,093)               --            (2,895)               --
                                                            --------------    --------------    --------------    --------------
Net comprehensive (loss)                                    $     (974,558)   $     (814,156)   $   (1,925,779)   $   (1,708,907)
                                                            ==============    ==============    ==============    ==============

Weighted average shares
  outstanding (basic and diluted)                              118,049,914        92,144,691       119,036,303        91,232,956
                                                            ==============    ==============    ==============    ==============

Net (loss) per common share-basic and diluted
   (Loss) from operations                                   $        (0.01)   $        (0.01)   $        (0.02)   $        (0.02)
   (Loss) from discontinued operations                               (0.00)            (0.00)            (0.00)            (0.00)
                                                            --------------    --------------    --------------    --------------
                                                            $        (0.01)   $        (0.01)   $        (0.02)   $        (0.02)
                                                            ==============    ==============    ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

                            NEXICON, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                        SIX MONTHS ENDED JUNE 30,
                                                          2005            2004
                                                      ------------    ------------
Cash flows from operating activities:
Net cash (used in) operating activities               $ (1,304,607)   $   (673,100)
                                                      ------------    ------------

Cash flows from investing activities:
   Deposit on stock investment                                  --         (29,915)
   Deferred offering costs                                      --         (25,318)
   Purchase of property and equipment                      (39,109)        (12,995)
                                                      ------------    ------------
          Net cash (used in) investing activities          (39,109)        (68,228)
                                                      ------------    ------------

Cash flows from financing activities
   Proceeds from sale of common stock                       90,000         528,400
   Proceeds from notes payable                           1,250,000         260,447
                                                      ------------    ------------
          Net cash provided by financing activities      1,340,000         788,847
                                                      ------------    ------------


          Net increase (decrease) in cash                   (3,716)         47,519
Beginning cash balance                                      29,562           9,299
                                                      ------------    ------------

Ending cash balance                                   $     25,846    $     56,818
                                                      ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of Nexicon, Inc. (the "Company") as of December 31, 2004, and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2) Reclassifications

Certain amounts from the six months ended June 30, 2004, financial statements have been reclassified to conform to current period presentation.

(3) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2005, the Company incurred a net (loss) of ($1,922,884). At June 30, 2005, the Company had a working capital (deficit) of ($2,275,178) and stockholders' (deficit) of ($2,590,913).

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company through its wholly-owned subsidiary, Pluto Communications International, AS ("Pluto") and its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller sales, through its wholly-owned subsidiary OSSI SatSecure(C) System Business ("OSSI"), hopes to attain profitable operations.

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

(5) Stockholders' (Deficit)

During the six months ended June 30, 2005, the Company issued an aggregate of 3,500,000 shares of its common stock for cash in the amount of $90,000, 400,000 shares to employees as compensation valued at the market price on the date of issue of $8,000 (which is included in non-cash compensation - general and administrative), 1,979,167 shares in connection with the conversion of $45,000 worth of debentures, as well as 11,933,540 shares in connection with the Standby Equity Distribution Agreement discussed in Note 8.

Effective March 3, 2005, the Company issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 in connection with the 2004 Standby Equity Distribution Agreement, and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (December 24, 2005), unless otherwise mutually extended. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan (see Note 8).

During the six months ended June 30, 2005, the Company recorded an aggregate of $525,423 in stock compensation expense consisting of the $8,000 described above, and the balance relating to the amortization of previously deferred financial consulting and media relations agreements entered into in 2004, over the terms of the respective agreements.

(6) Discontinued Operations

On March 17, 2005, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 covering previously accrued wages and expenses. The note is payable as $20,000 at closing and $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to various associated trade names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company has recorded a loss on the disposal of assets of discontinued operations in the amount of $23,472, in connection with this transaction, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division.

Operating results of discontinued operations for the three months and six months ended June 30, 2005, and 2004, are shown separately in the accompanying statements of operations.

Net sales and net income (loss) from discontinued operations are as follows for the three month and six month periods:

                                 2005                               2004
                                 ----                               ----

      Net sales    $           --    $           --    $           --    $           --
                   ==============    ==============    ==============    ==============

      Net (loss)   $      (17,276)   $      (85,404)   $     (150,401)   $     (264,450)
                   ==============    ==============    ==============    ==============



Net assets and liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of June 30, 2005:

      Property and equipment - net                    $        352
      Deposits                                              11,179
      Accounts payable and accrued expenses               (137,977)
      Notes payable and accrued interest - related        (160,000)
      Accrued expenses - shareholder                       (22,355)
                                                      ------------
         Net liabilities of discontinued operations   $   (308,801)
                                                      ============

(7) Contingent Liabilities

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial.

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

                                     Year ended
                                    December 31                Amount

                                       2006                 $    87,781
                                       2007                      24,253
                                                            -----------
                                                            $   197,754

Financing agreements with Cornell Capital Partners, LP

We entered into the following financing agreements with Cornell Capital Partners, LP ("Cornell") in 2004, all have since been mutually terminated pursuant to the Termination Agreement dated June 23, 2005.

      2004 Transactions

      o The 2004 Securities Purchase Agreement. On May 5, 2004, we entered into a Securities Purchase Agreement with Cornell (the "2004 Securities Purchase Agreement") pursuant to which Nexicon could sell to Cornell, and Cornell could purchase from Nexicon, up to $500,000 of secured convertible debentures pursuant to the terms contained in the secured debentures we issued in 2004. The 2004 Securities Purchase Agreement, along with all other financing agreements that we entered into with Cornell, were mutually terminated by Nexicon and Cornell pursuant to that certain Termination Agreement dated June 23, 2005.

      o The 2004 Standby Equity Distribution Agreement. On March 23, 2004, we entered into the 2004 Standby Equity Distribution Agreement (the "2004 SEDA") with Cornell. Pursuant to the 2004 SEDA, we could, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2004 SEDA, Cornell would pay Nexicon 99% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell would retain a fee of 5% of each advance under the 2004 SEDA. In connection with the 2004 SEDA, Cornell received a one-time commitment fee in the form of 490,000 shares of our common stock issued on June 14, 2004. The Company has drawn down an amount equal to $1,650,000 under the 2004 SEDA. The 2004 SEDA was mutually terminated by Nexicon and Cornell pursuant to the Termination Agreement dated June 23, 2005.

      o The 2004 Secured Convertible Debentures (Refinanced as the 2005 Secured Convertible Debentures). The 2004 Secured Convertible Debentures accrued interest at 5% per annum and were secured by a Security Agreement covering substantially all business assets. Principal plus accrued interest was either payable in full two years after the date of issue, or convertible at the holder's option, into shares of the Company's common stock. The conversion provision entitled the holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's common stock, at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest was payable at maturity or conversion, either in cash or shares of the Company's common stock, at the holder's option. Cornell purchased a Secured Convertible Debenture in the principal amount of $250,000 from Nexicon on May 5, 2004, and a second Secured Convertible Debenture in the principal amount of $250,000 on August 12, 2004 (the "2004 Secured Convertible Debentures"). Both 2004 Secured Convertible Debentures were mutually terminated by Nexicon and Cornell pursuant to the Termination Agreement. However, the principal amount of $250,000 under the 2004 Secured Convertible Debenture issued on August 12, 2004 and an amount equal to $130,000 under the 2004 Secured Convertible Debenture issued on May 5, 2004, were refinanced as the 2005 Secured Convertible Debenture in the amount of $380,000 entered into by Nexicon and Cornell on July 7, 2005, the terms of which are described below.

Pursuant to that certain Registration Statement on Form SB-2, which we filed with the United States Securities and Exchange Commission on August 4, 2004 (File No. 333-116409) (the "2004 Registration Statement"), we registered 69,000,000 shares under the 2004 SEDA and we issued 490,000 shares to Cornell as a one-time commitment fee pursuant to the 2004 SEDA. The "commitment" shares were valued at $.78 per share, or $235,200, the fair market value of the shares at March 23, 2004, the date of execution of the 2004 SEDA, and were capitalized as financing costs and amortized as interest expense over the two-year commitment period of the SEDA. Due to the termination of the 2004 SEDA, the remaining balance of the financing costs has been expensed including $160,000 charged to non-cash interest expense.


      2005 Transactions

We entered into the following financing agreements with Cornell Capital Partners in 2005:

      o The 2005 Securities Purchase Agreement. On July 5, 2005, we entered into a Securities Purchase Agreement with Cornell (the "2005 Securities Purchase Agreement"), dated and effective as of June 24, 2005. Pursuant to the 2005 Securities Purchase Agreement, Nexicon may sell to Cornell, and Cornell may purchase from Nexicon, up to $380,000 of secured convertible debentures pursuant to the terms contained in the 2005 Secured Convertible Debentures described below.

      o The 2005 Standby Equity Distribution Agreement. On July 5, 2005, we entered into the 2005 Standby Equity Distribution Agreement with Cornell, dated and effective as of June 24, 2005 (the "2005 SEDA"). Pursuant to the 2005 SEDA, we may, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell will pay Nexicon 99% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the 2005 SEDA. In light of the limitations contained in the 2005 Standby Equity Distribution Agreement, we would need to submit a $300,000 advance request approximately every six trading days for 24 months in order to attain the full $20,000,000 available under the 2005 SEDA; however, we do not currently have sufficient shares given the current price of our stock to permit the delivery of the securities required to obtain the maximum $20,000,000 available under the 2005 SEDA.

            As a condition precedent to the execution of the 2005 SEDA, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, related to the shares issuable under the 2005 SEDA. The commitment period for the 2005 SEDA extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the Registration Statement.

      o The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the 2005 SEDA, as the purchase price of the shares will fluctuate based on the prevailing market conditions. To date 11,933,540 shares of the Company's common stock with a fair market value of $410,208 were issued pursuant to the Standby Equity Distribution Agreement of 2004, which was used for partial repayment of the promissory notes.

      o The 2005 Secured Convertible Debenture (the Refinanced 2004 Secured Convertible Debentures). On July 5, 2005, the Company issued the 2005 Secured Convertible Debenture, effective as of June 24, 2005, in the principal amount of $380,000 (the "2005 Secured Convertible Debenture"). The Company refinanced the outstanding principal under the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debenture, which is convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. The difference between the fair market value of the shares at June 24, 2005, and the conversion price of $0.01 is a beneficial conversion feature and will be amortized over the term of the debenture commencing in July 2005. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture shall be, at our option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The 2005 Secured Convertible Debenture is secured by substantially all of Nexicon's assets, and accrues interest at a rate of 5% per year and has a 2-year term. The 2004 Secured Convertible Debentures were mutually terminated by Nexicon and Cornell pursuant to the Termination Agreement; however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debenture are now subject to the terms and conditions contained in the 2005 Secured Convertible Debentures.

            In May 2004, the Company entered into a Securities Purchase Agreement, whereby $500,000 of 5% secured, convertible debentures were issued Cornell Capital Partners, LLP (see above). During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. During the period ended June 30, 2005, the investor converted $45,000 of the debentures into 1,979,167 shares of the Company's common stock. At June 24, 2005, the balance of the debentures was $380,000 and the accrued interest was $22,896.

On July 14, 2005 the Company filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission in which, 164,000,000 shares are being registered under the 2005 SEDA, 36,000,000 shares are being registered under the Secured Convertible Debentures, and an additional 5,828,496 shares are being registered on behalf of other stockholders.


Promissory Notes

During the period ended June 30, 2005, the Company entered into unsecured promissory notes bearing interest at 12% per annum and due November 26, 2005 in the aggregate amount of $1,250,000 (see Note 5). The Company received $1,140,132 after payment of financing costs of $109,868. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. 40,000,000 shares were issued and held in escrow in connection with the $1,000,000 promissory note. The notes are held by Cornell Capital Partners, LLP.

(9)  Reportable Segments

The Company has two reportable segments, billing solutions systems and network security and video surveillance systems. The accounting policies of the segments are substantially the same as those of the Company. All revenues generated in the segments are external.

 For the three months ended June 30, 2005 and 2004, the total reportable segment information is as follows:

                                                                    Network
                                                                    Security
                                                                      and
                                                 Billing             Video                                 Total
                                                Solutions         Surveillance                               as
                                                 Systems            Systems         Corporate             Reported
                                             ----------------    ---------------    ---------------    ---------------
For the three months ended June 30, 2005:
Reportable segments
       External revenues                    $         24,255    $             --    $             --    $         24,255

       Depreciation and amortization                     870                  --                 233               1,103

       Operating (loss)                             (142,736)            (34,140)           (586,144)           (763,020)


For the three months ended June 30, 2004:
Reportable segments
       External revenues                    $             --    $             --    $             --    $             --

       Depreciation and amortization                      --                 702                 267                 969

       Operating (loss)                                   --            (122,078)           (612,432)           (734,510)


External revenues for groups of similar products and services, consisted principally of the ComSecure(TM) network security system, ($0) and telephone billing systems ($24,255). The security segment is operating and has derived its revenues in the United States during the three months ended June 30, 2005, and had no revenues in 2004. The billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2005 and had no revenues in 2004.

For the six months ended June 30, 2005 and 2004, the total reportable segment information is as follows:

                                                           Network
                                                           Security
                                                             and
                                              Billing        Video                            Total
                                             Solutions    Surveillance                         as
                                              Systems       Systems        Corporate        Reported
                                          ------------    ------------    ------------    ------------
For the six months ended June 30, 2005:
Reportable segments
       External revenues                  $     56,314    $         --    $         --    $     56,314
       Depreciation and amortization            14,516             582             466          15,563

       Operating (loss)                       (325,371)       (132,183)     (1,168,965)     (1,626,519)


       Assets                                   74,937              --         222,847         297,784
       Capital expenditures
       (disposals)                              39,109         (23,058)             --          16,051


For the six months ended June 30, 2004:
Reportable segments
       External revenues                  $         --    $         --    $         --    $         --

       Depreciation and amortization                --           1,364             400           1,764

       Operating (loss)                             --        (340,776)     (1,202,865)     (1,543,641)


       Assets                                       --              --         224,885         224,885

       Capital expenditures                         --              --              --              --


External revenues for groups of similar products and services, consisted principally of the ComSecure(TM) network security system, ($0) and telephone billing systems ($56,314). The security segment is operating and has derived its revenues in the United States during the six months ended June 30, 2005, and had no revenues in 2004. The billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2005 and had no revenues in 2004.

(10)     Subsequent Events

Subsequent to June 30, 2005, the Company issued 1,000,000 shares of its common stock for cash in the amount of $20,000.

On July 13, 2005, Nexicon, Inc., entered into a Service Agreement (the "Agreement") with the Motion Picture Association of America (the "MPAA"), dated July 8, 2005, pursuant to which the Company will supply the MPAA with the Company's line of next-generation intelligence and data mining services worldwide. The initial term of the agreement is six months and is renewable for a successive 6-month period unless either party provides the other party with 30 days' prior written notice.

On July 22, 2005, Nexicon, Inc. and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company will return its 35% ownership interest in Central Solutions and Central Solutions will return the 10,000,000 shares of the Company's common stock received per said agreement.

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

Overview

On March 17, 2005, the Company decided to discontinue operations of its OSSI business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15th of each month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to various associated trade names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division.

Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto, a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system. The business combination has been accounted for as a purchase. The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our independent auditors added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2004 and 2003 financial statements, which states that Nexicon has suffered recurring losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net (loss) of ($5,488,455) and for the six months ended June 30, 2005, the Company incurred a net (loss) of ($1,922,884). At June 30, 2005, the Company had a working capital (deficit) of

$(2,275,178) and stockholders' (deficit) of $(2,590,913). In addition the Company is subject to legal action. Specifically, on January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned subsidiary, Pluto and through its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller sales, through its wholly-owned subsidiary OSSI, hopes to attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2005 Compared With The Three Months Ended June 30, 2004

Revenues during the three months ended June 30, 2005, were $24,255 due to Charon billing system sales ("Billing"), as compared to $0 for the same period in 2004, an increase of $24,255. There were no security or surveillance system ("Security") revenues for the three months ended June 30, 2005 or 2004.

Cost of goods sold during the three months ended June 30, 2005 was $18,454 and solely attributable to Billing systems as compared to $0 for the same period in 2004, an increase of $18,454. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system. We believe that adding more customers to the Charon system should not increase the cost of goods sold on an ongoing basis.

General and administrative expenses for the three months ended June 30, 2005 were $502,200, consisting of $34,140 for Security, $148,537 for Billing and $319,523 for corporate expenses, as compared to $519,784 for the same period last year. The decrease of approximately $17,584 or 3.4% was primarily due to decreases in professional fees of $136,527, offset by increases in payroll expense of $82,559, in rent of $9,460, in travel of $7,663 and in utilities, telephone and other miscellaneous expenses of $19,261.

During the three months ended June 30, 2005, the major components of general and administrative expenses were approximately $233,119 in payroll expenses, $157,470 in professional fees, $26,540 in rent, $1,103 in depreciation, $48,845 in travel, $9,331 in telephone, and $25,792 in utilities and other miscellaneous expenses. By comparison, during the three months ended June 30, 2004, the major components of general and administrative expenses were approximately $150,560 in payroll expenses, $293,998 in professional fees, $17,080 in rent, $1,154 in depreciation, $41,182 in travel, $5,444 in telephone and $10,366 in utilities and other miscellaneous expenses.

General and administrative non-cash compensation for the three months ended June 30, 2005 and 2004, were $266,621 and $214,726, respectively, an increase of $51,895 or 24.2%.

Other income and (expense) for the three months ended June 30, 2005, included interest income of $113, non-cash interest expense of $(130,600) and interest expense of $(35,682). Interest income of $4,047, gain on sale of discontinued operations of $29,286 and interest (expense) of $(578) was recorded in the comparative period in the prior year.

Net loss from discontinued operations for the three months ended June 30, 2005 and 2004, were $17,276 and $150,401, respectively, a decrease of $133,125 or 88.5%.

The Company had a net loss of $942,465 for the three months ended June 30, 2005, compared to net loss of $814,156 for the same period last year, an increase of $128,309, or 15.8%. The loss for the three months ended June 30, 2005 consisted of operating losses of $142,736 related to Billing, $34,140 from Security operations and $586,144 in general corporate expenses in addition to other expense of $166,169, income tax benefit of $4,000 and loss from discontinued operations of $17,276. In connection with this, the Company advanced funds in the amount of $142,445 and $101,120 to its Billing and Security segment operations, respectively, during the three months ended June 30, 2005. The 2004 loss was attributable to Security operations in the amount of $122,078 and general corporate expenses of $612,432, in addition to other income of $32,755, tax benefit of $38,000 and loss from discontinued operations of $150,401. In connection with this, the Company advanced $531,133 to its Security segment operations for the three months ended June 30, 2004. There were no Billing operations for the three months ended June 30, 2004. The Company recorded a net comprehensive loss of $974,558 for the three months ended June 30, 2005. The difference of $(32,093), to arrive at comprehensive income for the period ended June 30, 2005, is comprised of the foreign currency translation adjustment attributable to the Billing segment.

Six Months Ended June 30, 2005 Compared With The Six Months Ended June 30, 2004

Revenues during the six months ended June 30, 2005, were $56,314 due to Billing Systems, as compared to $0 for the same period in 2004. There were no Security revenues for the six months ended June 30, 2005 or 2004.

Cost of goods sold during the six months ended June 30, 2005 was $42,853 as compared to $0 for the same period in 2004. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system. Adding more customers to the Charon system should not increase the cost of goods sold on an on-going basis.

General and administrative expenses for the six months ended June 30, 2005 were $1,114,737, consisting of $132,183 for Security, $338,832 for Billing and $643,722 for corporate expenses, as compared to $1,080,665 for the same period last year. The increase of approximately $34,072 or 3.2% was primarily due to decreases in advertising of $10,655, and professional fees of $242,077, offset by increases in payroll expense of $179,564, in rent of $26,303, in depreciation of $13,799, in travel of $19,543, in telephone of $12,880 and in utilities, telephone and other miscellaneous expenses of $34,715.

During the six months ended June 30, 2005, the major components of general and administrative expenses were approximately $499,703 in payroll expenses, $372,563 in professional fees, $51,404 in rent, $15,563 in depreciation, $97,332 in travel, $23,747 in telephone, and $54,425 in utilities and other miscellaneous expenses. By comparison during the three months ended June 30, 2004, the major components of general and administrative expenses were approximately $10,653 in advertising, $320,139 in payroll expenses, $614,640 in professional fees, $25,101 in rent, $1,764 in depreciation, $77,790 in travel, $10,867 in telephone and $19,711 in utilities and other miscellaneous expenses.

General and administrative non-cash compensation for the six months ended June 30, 2005 and 2004, were $525,243 and $462,976 respectively, an increase of $62,267 or 13.4%.

Other income and (expense) for the six months ended June 30, 2005, included interest income of $1,480, loss on sale of assets of discontinued operations of $(14,110), non-cash interest expense of $(160,000) and interest expense of $(59,331). Interest income of $4,047, gain on sale of discontinued operations of $29,286 and interest (expense) of $(1,149) was recorded in the prior year.

Net loss from discontinued operations for the periods ended June 30, 2005 and 2004, were $85,404 and $264,450, respectively, an increase of $179,046 or 67.7%.

The Company had a net loss of $1,922,884 for the six months ended June 30, 2005, compared to net loss of $1,708,907 for the same period last year, an increase of $213,997, or 12.5%. The loss for the six months ended June 30, 2005 consisted of operating losses of $325,371 related to Billing, $132,183 from Security operations and $1,168,965 in general corporate expenses in addition, to other expense of $231,961, income tax benefit of $21,000 and loss on discontinued operations of $85,404. In connection with this, the Company advanced funds in the amount of $375,458 and $268,142 to its Billing and Security segment operations, respectively, during the six months ended June 30, 2005. The 2004 loss was attributable to Security operations in the amount of $340,776 and general corporate expenses of $1,202,865 in addition to other income of $32,184, tax benefit of $67,000 and loss on discontinued operations of $264,450. In connection with this, the Company advanced $531,133 to its Security segment operations for the period ended June 30, 2004. There were no Billing operations for the six months ended June 30, 2004. The Company recorded a net comprehensive loss of $1,925,779 for the six months ended June 30, 2005. The difference of $(2,895), to arrive at comprehensive income for the period ended June 30, 2005, is comprised of the foreign currency translation adjustment attributable to the Billing segment.

Liquidity and Capital Resources

During the period ended June 30, 2005 as compared to the same period in 2004, cash used in operations was $1,304,607 and $673,100, respectively. Cash used in investing activities for the periods ended June 30, 2005 and 2004 was $39,109 and $68,228, respectively. The reduction in cash used in 2005 was attributable to an increase in the purchase of property and equipment and no deposit on investment or deferred offering costs paid as in the six months ended June 30, 2004. For the six months ended June 30, 2005, cash provided by financing activities was $1,340,000, as compared to $788,847 for the same period in 2004. The increase in 2005 was attributable to an increase in proceeds from notes payable of $989,553 offset by a decrease in proceeds from sale of common stock of $438,400. There was a net decrease in cash of $3,716 for the period ended June 30, 2005, as compared to an increase of $47,519 for the same period in 2004. Nexicon had cash-on-hand of $25,846 as of June 30, 2005. Cash on hand together with collection of receivables and reductions in expenses will last until the end of September 2005.

Nexicon's primary need for cash during the next 12 months are to satisfy current liabilities of $2,384,362, as well as to support Nexicon's current operations. As of June 30, 2005, the Company had a working capital (deficit) of ($2,275,178). Nexicon's current operating expenses are expected to be $250,000 per month, including payroll, rent, utilities and litigation costs. Nexicon in the next 12 months expects to receive the balance of $54,674 of the current receivable from American Indian Cigco, LLC and hopes to attain profitable operations through sales of its ComSecure Controller and Charon billing system. However, until profitable operations are obtained Nexicon will need to raise additional capital to finance its current operations as well as any growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the 2005 SEDA.

On July 5, 2005, we entered into the 2005 SEDA with Cornell pursuant to which we may, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell will pay Nexicon 99% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the 2005 SEDA. In light of the limitations contained in the 2005 Standby Equity Distribution Agreement, we would need to submit a $300,000 advance request approximately every six trading days for 24 months in order to attain the full $20,000,000 available under the 2005 SEDA; however, we do not currently have sufficient shares given the current price of our stock to permit the delivery of the securities required to obtain the maximum $20,000,000 available under the 2005 SEDA. The 2005 SEDA replaced the 2004 SEDA described below pursuant to the terms of the Termination Agreement previously described.

In March 2004, Nexicon entered into the 2004 SEDA with Cornell. This agreement replaced the Standby Equity Distribution Agreement entered into in September 2001. Pursuant to this agreement, Nexicon could, at its discretion for up to two years, periodically issue and sell shares of common stock for a total purchase price of $20,000,000. As Nexicon requested an advance under the 2004 SEDA, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock was traded for the five days immediately following the notice date. Cornell intends to sell any shares purchased under the 2004 SEDA.

In May 2004, the Company entered into a Securities Purchase Agreement, whereby $500,000 of 5% secured, convertible debentures were issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. During the six months ended June 30, 2005, the investor converted $120,000 worth of the debentures for 1,979,167 shares of the Company's common stock. At June 24, 2005, the balance of the debentures was $380,000 and the accrued interest was $22,896. On June 23, 2005, the agreement was terminated and on June 24, 2005 the Company entered into a Securities Purchase Agreement where by Company refinanced the outstanding principal under the 2004 Secured

Convertible Debentures as the 2005 Secured Convertible Debentures in the amount of $380,000, which is convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture shall be, at our option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets.

Subsequent to June 30, 2005, the Company issued 1,000,000 shares of its common stock for cash in the amount of $20,000.

Item 3.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures:

Nexicon's Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of Nexicon's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, Nexicon's disclosure controls and procedures were adequate and effective to ensure that material information relating to Nexicon that is required to be disclosed by Nexicon in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in united States Security and Exchange Commission rules and accumulated and communicated to Nexicon's management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

         (b)      Changes in Internal Controls:

In connection with the evaluation of Nexicon's internal controls during Nexicon's last fiscal quarter, Nexicon's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to Nexicon's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, Nexicon's internal controls over financial reporting.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, the Company issued an aggregate of 3,500,000 shares of its common stock for cash in the amount of $90,000, 400,000 shares to employees as compensation valued at the market price on the date of issue of $8,000, 1,979,167 shares in connection with the conversion of $45,000 worth of debentures, as well as 11,933,540 shares in connection with the 2005 SEDA discussed in Note 8.


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

3.5                   Ave, Inc. Bylaws                                         Incorporated by reference to Exhibit 3.0 to
                                                                               the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

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

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
3.9                   Bylaws of Cyco.net, Inc.                                 Incorporated by reference to Exhibit 21.5 to
                                                                               the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

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

10.1                  Asset Purchase and Investment agreement dated            Incorporated by reference to Exhibit 10.11 to
                      June 13, 2003 between Cyco.net, Inc. and                 the Company's Quarterly Report on Form 10QSB
                      American Indian Cigco, LLC.                              as filed with the Securities and Exchange
                                                                               Commission on August 19,2003.


10.2                  One Year Installment Note dated June 13, 2003,           Incorporated by reference to Exhibit 10.12 to
                      between Cyco.net, Inc. and American Indian Cigco, LLC.   the Company's Quarterly Report on Form 10QSB
                                                                               as filed with the Securities and Exchange
                                                                               Commission on August 19,2003


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

10.5                  Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.18 to
                      between Cyco.net and Richard Urrea                       the Company's Annual Report on Form 10KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 13,2004

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
10.6                  Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.19 to
                      between Cyco.net and Daniel Urrea                        the Company's Annual Report on Form 10KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 13, 2004

10.7                  Share Exchange Agreement dated as of June 16, 2004       Incorporated by reference to Exhibit 99.1 to
                      between the Company and Pluto Communications             the Company's Current Report on Form 8-K as
                      International A.S.                                       filed on March 2, 2004

10.8                  Amendment to Share Exchange Agreement between the        Incorporated by reference to Exhibit 99.2 to
                      Company and Pluto Communications International A.S.      the Company's Current Report on Form 8-K as
                      dated as of November 15, 2004                            filed on March 2, 2005

10.9                  Repurchase Agreement dated as of March 17, 2005          Incorporated by reference to Exhibit 99.1 to
                      between Nexicon and Robert Demson                        the Company's Current Report on Form 8-K as
                                                                               filed on March 19, 2005

10.10
                                                                               Incorporated  by  reference  to Exhibit 99.1 to
                      Standby Equity Distribution Agreement dated as of June   the Company's Current Report on Form 8-K as 24,
                      2005 between the Company and Cornell Capital             filed with the Securities and Exchange
                      Partners, LP Commission on July 7, 2005

10.11
                                                                               Incorporated  by  reference  to Exhibit 99.2 to
                      Registration Rights Agreement dated as of June 24,       the Company's Current Report on Form 8-K as
                      2005 between the Company and Cornell Capital Partners,   filed with the Securities and Exchange
                      LP Commission on July 7, 2005

10.12                                                                          Incorporated by reference to Exhibit 99.3 to
                      Placement  Agent Agreement dated as of June 24, 2005 by  the Company's Current Report on Form 8-K as
                      and among the Company,  Cornell  Capital  Partners,  LP  filed with the Securities and Exchange
                      and Newbridge Securities Corporation                     Commission on July 7, 2005

10.13                                                                          Incorporated by reference to Exhibit 99.4 to
                      Amended and  Restated  Security  Agreement  dated as of  the Company's Current Report on Form 8-K as
                      June 24, 2005  between the Company and Cornell  Capital  filed with the Securities and Exchange
                      Partners, LP                                             Commission on July 7, 2005

10.14                                                                          Incorporated by reference to Exhibit 99.5 to
                      Securities Purchase Agreement dated as of June 24,       the Company's Current Report on Form 8-K as
                      2005 between the Company and Cornell Capital Partners,   filed with the Securities and Exchange
                      LP                                                       Commission on July 7, 2005

10.15
                                                                               Incorporated  by  reference  to Exhibit 99.6 to
                                                                               the  Company's  Current  Report  on Form 8-K as
                      Secured Convertible Debenture dated as of June 24,       filed with the Securities and Exchange
                      2005 issued to Cornell Capital Partners, LP              Commission on July 7, 2005

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
10.16
                                                                               Incorporated  by  reference  to Exhibit 99.7 to
                      Escrow Agreement dated as of June 24, 2005 among the     the Company's Current Report on Form 8-K as
                      Company, Cornell Capital Partners, LP and David          filed with the Securities and Exchange
                      Gonzalez                                                 Commission on July 7, 2005

10.17
                                                                               Incorporated  by  reference  to Exhibit 99.8 to
                      Escrow Agreement dated as of June 24, 2005 among the     the Company's Current Report on Form 8-K as
                      Company, Cornell Capital Partners, LP and David          filed with the Securities and Exchange
                      Gonzalez                                                 Commission on July 7, 2005

10.18
                                                                               Incorporated  by  reference  to Exhibit 99.9 to
                                                                               the  Company's  Current  Report  on Form 8-K as
                      Warrant dated as of June 24, 2005 issued to Cornell      filed with the Securities and Exchange
                      Capital Partners, LP                                     Commission on July 7, 2005

10.19
                                                                               Incorporated  by reference to Exhibit  99.10 to
                                                                               the  Company's  Current  Report  on Form 8-K as
                      Termination Agreement dated June 23, 2005 between the    filed with the Securities and Exchange
                      Company and Cornell Capital Partners, LP                 Commission on July 7, 2005

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

         (b) Reports of Form 8-K

         On July 7, 2005, the Company filed a Current Report on Form 8-K reporting the Termination Agreement with Cornell whereby the 2004 SEDA and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith, were terminated. Upon execution of the Termination Agreement, the Company entered into the 2005 SEDA with Cornell as described above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.



                      NEXICON, INC.



                      By:  /s/   Richard A. Urrea             August 15, 2005
                           --------------------------
                      Richard A. Urrea
                      President, Chief Executive Officer and Principal Executive Officer


                      By:  /s/   Daniel  Urrea                August 15, 2005
                           -----------------------
                      Daniel Urrea
                      Chief Financial Officer and Principal Accounting Officer