Form 10KSB/A
period 2004-12-31
Nexicon
filed 2005-09-15
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 3

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

      For the year ended December 31, 2004, purchased research and development was $601,260 the cost was non-cash as common stock was issued in lieu of cash. The Company recorded purchased research and development pursuant to the write down of its investment in Pluto of $601,260. In addition the Company recorded an impairment of the Central Solutions, Inc. investment of $902,000.


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

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 2004, cash used in operations was $1,406,298, cash used in investing activities was $135,955, and cash provided by financing activities was $1,562,516. This resulted in a net increase in cash of $20,263 in the year ended December 31, 2004. Cash used in operations consisted of a net loss of $5,488,455, a decrease in deferred gain of sale of discontinued operations of $75,716, an increase in receivables of $20,138 and an increase in other assets of $5,451, which was partially offset by amortization and depreciation expenses of $22,829, non-cash interest of $85,200, loss on impairment of $902.000, common stock issued for services of $2,451,365, a currency translation adjustment of $44,322, an increase in accounts payable of $407,575, an increase in net liabilities of discontinued operations of $170,834 and an increase in related party accrued expenses of $99,337. Cash used by investing activities consisted of purchase of property and equipment of $12,994, the purchase of an interest in Mercury Mobile of $147,851 offset by cash received in the Pluto acquisition of $24,890. Cash provided by financing activities consisted of proceeds from the sale of common stock of $587,800, proceeds from notes and debentures of $900,000, proceeds from American Indian Cigco receivable of $75,716 offset by payment of related party note of $1,000. As of December 31, 2004, Nexicon had cash-on-hand of $29,562.

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


                                        NEXICON, INC.

Date:  September 15, 2005               By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           President and Chief Executive Officer

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


Date:  September 15, 2005                  By: /s/ RICHARD URREA
                                           -------------------------------------
                                           Richard Urrea
                                           Director

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

                                         NEXICON, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
REVENUES                                                           $    495,990    $         --
                                                                   ------------    ------------
COSTS OF GOODS SOLD                                                     355,766              --
                                                                   ------------    ------------
GROSS PROFIT                                                            140,224              --
                                                                   ------------    ------------
OTHER COSTS AND EXPENSES
   General and administrative                                         1,471,697         723,527
   Research and development                                              75,138              --
   Purchased research and development                                   601,260              --
   Non-cash stock compensation - general and administrative           1,850,105              --
   Loss on asset impairment                                             902,000       4,500,000
                                                                   ------------    ------------
                                                                      4,900,200       5,223,527
                                                                   ------------    ------------
OPERATING INCOME (LOSS)                                              (4,759,976)     (5,223,527)
                                                                   ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                                        7,510           5,100
   Interest expense                                                        (771)         (2,603)
   Interest expense - non cash                                          (85,200)
   Gain on sale of assets of discontinued operations                     75,716          53,897
                                                                   ------------    ------------
                                                                         (2,745)         56,394
                                                                   ------------    ------------
(LOSS) BEFORE INCOME TAXES (BENEFIT)                                 (4,762,721)     (5,167,133)

INCOME TAXES (BENEFIT)                                                 (247,000)         99,000
                                                                   ------------    ------------
(LOSS) BEFORE DISCONTINUED OPERATIONS                                (4,515,721)     (5,266,133)

DISCONTINUED OPERATIONS
   Net income (loss) from discontinued operations, net of income
     taxes (benefit) of ($247,000) and $99,000, respectively           (972,734)        362,770
                                                                   ------------    ------------
NET (LOSS)                                                           (5,488,455)     (4,903,363)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment                               44,322              --
                                                                   ------------    ------------
NET COMPREHENSIVE (LOSS)                                           $ (5,444,133)   $ (4,903,363)
                                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                            96,573,504      39,499,292
                                                                   ============    ============
NET (LOSS) PER COMMON SHARE
   (Loss) from operations                                          $      (0.05)   $      (0.13)
   Income from discontinued operations                                    (0.01)           0.01
   Foreign currency translation adjustment                                   --              --
                                                                   ------------    ------------
                                                                   $      (0.06)   $      (0.12)
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

                                                 NEXICON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     --------------------------
                                                                                         2004           2003
                                                                                     -----------    -----------
OPERATING ACTIVITIES
       Net (loss)                                                                    $(5,488,455)   $(4,902,363)
       Adjustments to reconcile net (loss) to net cash
          (used in) operating activities:
             Amortization                                                                     --         10,000
             Depreciation                                                                 22,829          1,283
             Non-cash interest expense                                                    85,200             --
             Loss on asset impairment                                                    902,000      4,500,000
             Gain on sale of assets of discontinued operations                           (75,716)       (53,897)
             Common stock issued for services and other non-cash
                 items, net of deferred compensation                                   2,451,365         10,000
             Currency translation adjustment                                              44,322             --
       Changes in assets and liabilities:
            (Increase) decrease in receivables                                           (20,138)        25,292
             Decrease in inventory                                                            --         22,576
            (Increase) in other assets                                                    (5,451)            --
            Increase in accounts payable and accrued expenses                            407,575         23,180
            Increase in net assets of discontinued operations                            170,834        208,337
            Increase in accounts and notes payable to related party                           --            612
            Increase in accrued expenses - related party                                  99,337        106,400
                                                                                     -----------    -----------
                    Net cash provided by (used in) operating activities               (1,406,298)       (48,580)
                                                                                     -----------    -----------

INVESTING ACTIVITIES
       (Purchase) disposal of property and equipment                                     (12,994)         9,342
       Acquisition of Mercury                                                           (147,851)            --
       Cash received in Pluto acquisition                                                 24,890             --
       Cash received in OSSI acquisition                                                      --          1,057
                                                                                     -----------    -----------
                   Net cash (used in) investing activities                              (135,955)        10,399
                                                                                     -----------    -----------
FINANCING ACTIVITIES
       Proceeds from sale of common stock                                                587,800          5,448
       Payments on notes payable - related party                                          (1,000)       (17,500)
       Proceeds from notes and debentures                                                900,000             --
       Proceeds from receivable - ACC                                                     75,716         53,897
                                                                                     -----------    -----------
                   Net cash provided by (used in) financing activities                 1,562,516         41,845
                                                                                     -----------    -----------
                         Net increase (decrease) in cash                                  20,263          3,664

CASH AT BEGINNING OF YEAR                                                                  9,299          5,635
                                                                                     -----------    -----------
CASH AT END OF YEAR                                                                  $    29,562    $     9,299
                                                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid for interest                                                  $        --    $        --
                                                                                     ===========    ===========
             Cash paid for income taxes                                              $        --    $        --
                                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

      Issuance of stock for services                                                 $        --    $    10,000
                                                                                     ===========    ===========
      Account receivable - ACC, net of discount of $6,351                            $        --    $  (193,649)
                                                                                     ===========    ===========
      Stock subscription receivable                                                  $        --    $(2,800,000)
                                                                                     ===========    ===========
      Sale of net assets of discontinued operations                                  $        --    $    17,112
                                                                                     ===========    ===========
      Issuance of stock for purchase of assets                                       $        --    $ 4,268,432
                                                                                     ===========    ===========
      Issuance of common stock for financing costs                                   $   245,200    $        --
                                                                                     ===========    ===========
      Issuance of common stock for conversion of debt                                $   325,000    $        --
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

RECLASSIFICATIONS

Certain amounts presented in the previous year's financial statements have been reclassified to conform to the current year presentation. In addition, $902,000 previously classified as purchased research and development has been reclassified to properly reflect the nature of the charge to operations (see
Note 13).

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company recorded impairment losses during 2004 and 2003, as discussed in Note 13.

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

IN PROCESS RESEARCH AND DEVELOPMENT

The Company charges the cost of the purchased research and development acquired as part of an acquisition to operations if the acquired assets have no allocable items to be allocated to, technological feasibility has not yet been established and there is no alternative future use (see Note 13).

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
                                                         ============

The assets acquired and liabilities assumed were recorded at fair value which equal the historical cost basis of Pluto, translated from the functional currency of Norwegian Kroner into U.S. dollars as of the date of acquisition, November 15, 2004. Included in restricted cash, is $23,688 temporarily restricted to cover a portion of the Pluto employees' payroll tax withholdings, as required by Norwegian law. Since the funds are periodically remitted to the related taxing authorities, this amount is presented as a current asset at December 31, 2004. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $601,260 and charged to operations during the period ended December 31, 2004. (see below).

The Company purchased the rights to the billing system in development by Pluto. Although the billing system was generating revenues in Europe, it had not been developed to be marketed to the Company's target market in the United States at the purchase date. The fair value of the shares issued to effect the acquisition was used to determine the consideration paid for the assets acquired. Based upon this the Company allocated $601,260 of the purchase price to acquired In-Process Research and Development.

This acquired research and development represents products currently under development that have not yet been proven to be commercially feasible in the United States and have no alternative future use. To date although there have been sales of the product in Europe they have not produced significant gross margins and there have been no sales in the United States. Future projected cash flows of the European sales discounted to the present value using a reasonable discount rate yields a nominal value and no future cash flows can be predicted in the United States with reasonable reliability. Therefore no value was assigned to the products under development as there remained a substantial amount of development to be done, the related risks of further development, the Company's lack of funds or commitment for funds for development.

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
                                                         ============

CENTRAL SOLUTIONS

Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. ("Central"), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock in exchange for 35% of Central's issued and outstanding common stock. Central was a dormant and inactive entity at the acquisition date. The excess of the purchase price paid over the value of the assets acquired, has been determined to be impaired at December 31, 2004, because of the non performance by Central under the terms of the agreement and the fair value of the shares issued of $902,000 has been charged to operations.

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