Form 10QSB
period 2005-09-30
Nexicon
filed 2006-02-01
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                        For the quarterly period ended September 30, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from _______ to _______.

                             Commission file number
                                    000-30244
                                    ---------

                                  NEXICON, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                                         13-3389415
                   ------                                         ----------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
              or Organization)                               Identification No.)

          400 Gold SW, Suite 1000,
               Albuquerque, NM                                      87102
               ---------------                                      -----
  (Address of principal executive offices)                        (Zip code)

                                 (505) 248-0000
                (Issuer's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_| No |X|

      There were 152,884,869, par value $0.001 per share, shares of common stock outstanding as of January 27, 2006.

                                     PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     17,094
  Receivables                                                                  972
  Receivables - related parties                                             33,656
  Receivable - AIC                                                          54,674
  Interest receivable - AIC                                                    382
  Prepaid expense                                                            2,939
                                                                      ------------

    Total current assets                                                   109,717
                                                                      ------------

PROPERTY AND EQUIPMENT                                                      40,983
                                                                      ------------

OTHER ASSETS
  Investment in Mercury                                                    147,851
  Deposit                                                                    2,422
                                                                      ------------
                                                                           150,273
                                                                      ------------
                                                                      $    300,973
                                                                      ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $    937,895
  Accrued expenses - shareholders                                          242,918
  Deferred gain                                                             37,563
  Net liabilities of discontinued operations                               325,922
                                                                      ------------

    Total current liabilities                                            1,544,298
                                                                      ------------

DERIVATIVE FINANCIAL INSTRUMENTS                                         1,715,903
                                                                      ------------

STOCKHOLDERS' (DEFICIT)
  Common stock, $0.001 par value, 500,000,000 shares authorized,
  119,312,402 shares issued and outstanding                                119,312
  Additional paid-in capital                                            13,799,229
  Stock subscription receivable                                         (2,800,000)
  Accumulated (deficit)                                                (14,224,662)
                                                                      ------------
                                                                        (3,106,121)
  Other comprehensive income:
    Currency translation adjustment                                        146,893
                                                                      ------------
                                                                        (2,959,228)
                                                                      ------------
                                                                      $    300,973
                                                                      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (unaudited)

                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                    ----------------------------------      ----------------------------------
                                                         2005                2004                2005                2004
                                                    --------------      --------------      --------------      --------------
                                                                          (restated)                              (restated)
Revenues                                            $      171,490      $      448,510      $      227,804      $      448,510
                                                    --------------      --------------      --------------      --------------

Cost of goods sold                                         130,498             174,634             173,351             174,634
General and administrative expenses                        327,231             440,097           1,441,968           1,520,762
Research and development                                        --              53,723                  --              53,723
Non-cash compensation-general and
  administrative                                            56,753           1,029,682             581,996           1,492,658
                                                    --------------      --------------      --------------      --------------
                                                           514,482           1,698,136           2,197,315           3,241,777

(Loss) from operations                                    (342,992)         (1,249,626)         (1,969,511)         (2,793,267)
                                                    --------------      --------------      --------------      --------------

Other income (expense):
  Interest income                                               --               1,534               1,478               5,581
  Derivative instruments income (expense)                  664,334            (216,590)           (338,457)           (372,690)
  Non-cash interest expense                                     --                  --            (160,000)                 --
  Interest expense                                              (2)             (7,934)                 --              (9,083)
                                                    --------------      --------------      --------------      --------------
                                                           664,332            (222,990)           (496,979)           (376,192)
                                                    --------------      --------------      --------------      --------------
Net income (loss) before income tax                        321,340          (1,472,616)         (2,466,490)         (3,169,459)

Income tax (benefit)                                        (2,000)             11,000             (23,000)            (56,000)
                                                    --------------      --------------      --------------      --------------

Income (loss) before discontinued operations               323,340          (1,483,616)         (2,443,490)         (3,113,459)

Discontinued operations:
  Gain (loss) on sale of assets of
    discontinued operations                                     --              31,799             (14,110)             61,085
  Net gain (loss) from discontinued
    operations, net of income taxes                         (6,696)             44,019             (92,100)           (220,431)
                                                    --------------      --------------      --------------      --------------
Net income (loss)                                          316,644          (1,407,798)         (2,549,700)         (3,272,805)

Other comprehensive income (loss)
  Foreign currency translation adjustment                   22,558                  --              19,663                  --
                                                    --------------      --------------      --------------      --------------

Net comprehensive income (loss)                     $      339,202      $   (1,407,798)     $   (2,530,907)     $   (3,272,805)
                                                    ==============      ==============      ==============      ==============

Weighted average shares outstanding (basic
  and diluted)                                         118,858,761          96,351,180         118,976,992          93,108,586
                                                    ==============      ==============      ==============      ==============

Net income (loss) per common share-basic
  and diluted
  Income (loss) from operations                     $         0.00      $        (0.01)     $        (0.02)     $        (0.03)
  Income (loss) from discontinued operations                  0.00               (0.00)              (0.00)              (0.00)
                                                    --------------      --------------      --------------      --------------
                                                    $         0.00      $        (0.01)     $        (0.02)     $        (0.03)
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

                                  NEXICON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------
Cash flows from operating activities:
  Net cash (used in) operating activities        $ (1,342,761)     $   (781,590)
                                                 ------------      ------------

Cash flows from investing activities:
  Stock investment                                         --          (147,851)
  Purchase of property and equipment                  (44,239)          (12,960)
                                                 ------------      ------------

    Net cash (used in) investing activities           (44,239)         (160,811)
                                                 ------------      ------------

Cash flows from financing activities
  Proceeds from sale of common stock                  137,000           622,800
   Proceeds from note payable                       1,250,000           250,000
  Proceeds from convertible debentures                     --           369,323
   Payment of note payable to shareholder                  --            (1,000)
                                                 ------------      ------------

    Net cash provided by financing activities       1,387,000         1,241,123
                                                 ------------      ------------

Net increase (decrease) in cash                       (12,468)          298,722

Beginning cash balance                                 29,562             9,299
                                                 ------------      ------------

Ending cash balance                              $     17,094      $    308,021
                                                 ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatement

The Company is in the process of amending the annual report for the year ended December 31, 2004 and quarterly reports for the quarters ended June 30, 2005 and March 31, 2005 to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell Capital Partners, LLP ("Cornell"). In October 2005, the staff (the "Staff") of the United States Securities and Exchange Commission (the "SEC") issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities. The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004 Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

Reclassification

Certain amounts from the nine months ended September 30, 2004, financial statements have been reclassified to conform to current period presentation.

(2) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2005, the Company incurred a net loss of $2,549,700. At September 30, 2005, the Company had a working capital deficit of $1,434,581, and a stockholders' deficit of $3,106,121.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company, through its wholly-owned subsidiary, Nexicon, AS (formerly known as Pluto Communications International, AS) and its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller and Anti Piracy Software sales, hopes to attain profitable operations.

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

(4) Stockholders' Deficit

During the nine months ended September 30, 2005, the Company issued an aggregate of 24,818,164 shares of its common stock of which 7,600,000 shares were issued for cash of $137,000. In addition 400,000 shares were issued to employees as compensation valued at the market price on the date of issue of $8,000, 1,500,000 shares were issued to Brent Jay for market consulting services valued at $30,000, 318,500 shares of which were issued to CCG Investor Relations for market consulting services valued at $3,185 (which is included in non-cash compensation - general and administrative), 3,066,124 shares were issued in connection with the conversion of $65,000 worth of debentures, and 11,933,540 shares were issued in connection with the Standby Equity Distribution Agreement discussed in Note 7.

On March 17, 2005, the Company discontinued operations of its Orion Security Services, Inc. ("OSSI") SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company repurchased 15,000,000 shares of its common stock held by the President of Orion Security Services, Inc.

On July 22, 2005, the Company and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company returned its 35% ownership interest in Central Solutions and Central Solutions has returned the 10,000,000 shares of the Company's common stock received per said agreement.

Effective March 3, 2005, the Company issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 in connection with the 2004 Standby Equity Distribution Agreement, and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (December 24, 2005), unless otherwise mutually extended. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan (see Note 7).

During the nine months ended September 30, 2005, the Company recorded an aggregate of $581,996 in stock compensation expense consisting of the $41,185 described above, and the balance relating to the amortization of previously deferred financial consulting and media relations agreements entered into in 2004, over the terms of the respective agreements.

(5) Discontinued Operations

On March 17, 2005, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for

$240,000 covering previously accrued wages and expenses. The note is payable $20,000 at closing and $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to various associated trade names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 2005, the Company has recorded a loss on the disposal of assets of discontinued operations in the amount of $23,472, in connection with this transaction, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division.

Operating results of discontinued operations for the three months and nine months ended September 30, 2005, and 2004, respectively, are shown separately in the accompanying statements of operations.

Net sales and net income (loss) from discontinued operations are as follows for the three month and nine month periods:

                                    2005                                2004
                       ------------------------------      ------------------------------
Net sales              $         --      $         --      $    174,810      $    174,810
                       ============      ============      ============      ============
Net income (loss)      $     (6,696)     $    (92,100)     $     44,019      $   (220,431)
                       ============      ============      ============      ============

Net assets and liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of September 30, 2005:

            Property and equipment - net                      $     352
            Deposits                                             11,179
            Accounts payable and accrued expenses              (155,098)
            Notes payable and accrued interest - related       (160,000)
            Accrued expenses - shareholder                      (22,355)
                                                              ---------
            Net liabilities of discontinued operations        $(325,922)
                                                              =========

(6) Contingent Liabilities

On January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial.

(7) Commitments

Operating lease

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004, and continues through April 30, 2007. The Company remains liable on the OSSI lease through its term and is actively pursuing a sublessee since the McLean, Virginia operations have been discontinued as discussed in Note 5. Effective April 1, 2004, the Company entered into an operating lease agreement for its corporate headquarters in Albuquerque, New Mexico, commencing April 1, 2004 and continuing through March 31, 2006.

Future minimum lease payments pursuant to these agreements are as follows:

            Year ended
            December 31                   Amount
            -------------------------    --------
            2005                         $ 16,769
            2006                           87,781
            2007                           24,253
                                         --------
                                         $128,803

Financing agreements with Cornell

The Company has entered into the following financing agreements with Cornell, some of which have been mutually terminated by the Company and Cornell as noted below:

2004 Transactions

In 2004, the Company entered into the following financing agreements with Cornell, all have since been mutually terminated pursuant to the Termination Agreement dated June 23, 2005 (the "June 2005 Termination Agreement"):

      o The 2004 Securities Purchase Agreement. On May 5, 2004, the Company entered into a Securities Purchase Agreement with Cornell (the "2004 Securities Purchase Agreement") pursuant to which the Company could sell to Cornell, and Cornell could purchase from the Company, up to $500,000 of secured convertible debentures pursuant to the terms contained in the secured debentures the Company issued in 2004. The 2004 Securities Purchase Agreement, along with all other financing agreements that the Company entered into with Cornell, were mutually terminated by the Company and Cornell pursuant to the June 2005 Termination Agreement.

      o The 2004 Standby Equity Distribution Agreement. On March 23, 2004, the Company entered into the 2004 Standby Equity Distribution Agreement (the "2004 SEDA") with Cornell. Pursuant to the 2004 SEDA, the Company could, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2004 SEDA, Cornell would pay the Company 99% of the lowest volume weighted average price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five trading days immediately following the notice date. Further, Cornell would retain a fee of 5% of each advance under the 2004 SEDA. In connection with the 2004 SEDA, Cornell received a one-time commitment fee in the form of 490,000 shares of the Company's common stock issued on June 14, 2004. The Company has drawn down an amount equal to $1,650,000 under the 2004 SEDA. The 2004 SEDA was mutually terminated by the Company and Cornell pursuant to the June 2005 Termination Agreement.

      o The 2004 Secured Convertible Debentures (Refinanced as the 2005 Secured Convertible Debentures). The 2004 Secured Convertible Debentures accrued interest at 5% per annum and were secured by a Security Agreement covering substantially all business assets. Principal plus accrued interest was either payable in full two years after the date of issue, or convertible at the holder's option, into shares of the Company's common stock. The conversion provision entitled the holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's common stock, at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest was payable at maturity or conversion, either in cash or shares of the Company's common stock, at the holder's option. Cornell purchased a Secured Convertible Debenture in the principal amount of $250,000 from the Company on May 5, 2004, and a second Secured Convertible Debenture in the principal amount of $250,000 on August 12, 2004 (the "2004 Secured Convertible Debentures"). Both 2004 Secured Convertible Debentures were mutually terminated by the Company and Cornell pursuant to the June 2005 Termination Agreement. However, the principal amount of $250,000 under the 2004 Secured Convertible Debenture issued on August 12, 2004 and an amount equal to $130,000 under the 2004 Secured Convertible Debenture issued on May 5, 2004, were refinanced as the 2005 Secured Convertible Debenture in the amount of $380,000 entered into by the Company and Cornell on July 5, 2005, the terms of which are described below.

Pursuant to that certain Registration Statement on Form SB-2, which the Company filed with the SEC on August 4, 2004 (File No. 333-116409) (the "2004 Registration Statement"), the Company registered 69,000,000 shares under the 2004 SEDA and the Company issued 490,000 shares to Cornell as a one-time commitment fee pursuant to the 2004 SEDA. The "commitment shares" thereunder were valued at $0.78 per share or $235,200, the fair market value of the shares at March 23, 2004 (the date of execution of the 2004 SEDA), and were capitalized as financing costs and amortized as interest expense over the two-year commitment period of the SEDA. Due to the termination of the 2004 SEDA, the remaining balance of the financing costs has been expensed including $160,000 charged to non-cash interest expense.

2005 Transactions

In 2005, the Company entered into the following financing agreements with
Cornell:

      o The 2005 Securities Purchase Agreement. On July 5, 2005, the Company entered into a Securities Purchase Agreement with Cornell (the "2005 Securities Purchase Agreement"), dated and effective as of June 24, 2005. Pursuant to the 2005 Securities Purchase Agreement, the Company may sell to Cornell, and Cornell may purchase from the Company, up to $380,000 of secured convertible debentures pursuant to the terms contained in the 2005 Secured Convertible Debentures described below.

      o The 2005 Standby Equity Distribution Agreement. On July 5, 2005, the Company entered into the 2005 Standby Equity Distribution Agreement with Cornell, dated and effective as of June 24, 2005 (the "2005 SEDA"). Pursuant to the 2005 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell will pay the Company 99% of the lowest volume weighted average price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five trading days immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the 2005 SEDA. In light of the limitations contained in the 2005 Standby Equity Distribution Agreement, the Company would need to submit a $300,000 advance request approximately every six trading days for 24 months in order to attain the full $20,000,000 available under the 2005 SEDA; however, the Company does not currently have sufficient shares given the current price of its stock to permit the delivery of the securities required to obtain the maximum $20,000,000 available under the 2005 SEDA.

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

            The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the 2005 SEDA, as the purchase price of the shares will fluctuate based on the prevailing market conditions. To date 11,933,540 shares of the Company's common stock with a fair market value of $410,208 were issued pursuant to the 2004 SEDA, which was used for partial repayment of the promissory notes.

      o The 2005 Secured Convertible Debenture (the Refinanced 2004 Secured Convertible Debentures). On July 5, 2005, the Company issued the 2005 Secured Convertible Debenture, effective as of June 24, 2005, in the principal amount of $380,000 (the "2005 Secured Convertible Debenture"). The Company refinanced the outstanding principal under the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debenture, which is convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. The difference between the fair market value of the shares at June 24, 2005, and the conversion price of $0.01 is a beneficial conversion feature and will be amortized over the term of the debenture commencing in July 2005. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture shall be, at the Company's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The 2005 Secured Convertible Debenture is secured by substantially all of the Company's assets, and accrues interest at a rate of 5% per year and has a 2-year term. The 2004 Secured Convertible Debentures were mutually terminated by the Company and Cornell pursuant to the June 2005 Termination Agreement; however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debenture are now subject to the terms and conditions contained in the 2005 Secured Convertible Debentures.

            In May 2004, the Company entered into a Securities Purchase Agreement, whereby $500,000 of 5% secured, convertible debentures were issued to Cornell (see above). During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. During the period ended September 30, 2005, the investor converted $45,000 of the debentures into 1,979,167 shares of the Company's common stock. At June 24, 2005, the balance of the debentures was $380,000 and the accrued interest was $22,896.

On July 14, 2005 the Company filed a Registration Statement on Form SB-2 with the SEC (the "2005 Registration Statement") in which, 164,000,000 shares are being registered under the 2005 SEDA, 36,000,000 shares are being registered under the Secured Convertible Debentures, and an additional 5,828,496 shares are being registered on behalf of other stockholders.

Promissory Notes

      During the period ended September 30, 2005, the Company entered into unsecured promissory notes bearing interest at 12% per annum and due November 26, 2005 in the aggregate amount of $1,250,000 (see Note 4). The Company received $1,140,132 after payment of financing costs of $109,868. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. 40,000,000 shares were issued and held in escrow in connection with the $1,000,000 promissory note. The notes are held by Cornell.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes, notes payable and related party balances also approximates fair value.

The Company reviews the terms of convertible debt and equity instruments the Company issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of the Company's common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the Company and, accordingly, the Company is required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing Model to value the derivative instruments.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received are first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

To the extent that the fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method. When the instrument is convertible preferred stock, the periodic amortization of the discount is charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

At September 30, 2005, the following derivative liabilities and embedded derivative instruments were outstanding:

                                                                                             Value -
                                                                            Value - Issue    September 30,
Issue Date       Expiry Date                                                Date             2005
----------------------------------------------------------------------------------------------------------
05-07-2004       05-07-2006    $250,000 convertible debentures                  $  251,435     $     3,196

06-30-2004       06-30-2006    $100,000 convertible debentures                     144,251           2,782

08-13-2004       08-13-2006    $150,000 convertible debentures                     152,102           9,716

08-30-2004       08-30-2006    $250,000 unsecured promissory notes                 216,835              --

11-30-2004       11-30-2006    $150,000 unsecured promissory notes                 112,662              --

01-19-2005       01-19-2007    $250,000 unsecured promissory notes                 179,005              --

03-08-2005       03-08-2007    $1,000,000 unsecured promissory notes               539,330         684,726

                                                                                               -----------
Fair value of bifurcated embedded derivative instrument liabilities associated with the
above convertible notes                                                                        $ 1,015,483
                                                                                               -----------

Total derivative financial instruments                                                         $ 1,715,903
                                                                                               ===========

(8) Reportable Segments

The Company has two reportable segments, billing solutions systems and network security systems. The accounting policies of the segments are substantially the same as those of the Company. All revenues generated in the segments are external.

For the three months ended September 30, 2005 and 2004, the total reportable segment information is as follows:

                                                      Billing
                                                     Solutions          Network                             Total as
                                                      systems           Security          Corporate         Reported
                                                    ------------      ------------      ------------      ------------
For the three months ended September 30, 2005:
  Reportable segments
    External revenues                               $     21,490      $    150,000      $         --      $    171,490
    Depreciation and amortization                          2,394                69               165             2,628
    Operating (loss)                                     (43,051)          (67,285)         (232,656)         (342,992)
For the three months ended September 30, 2004:
  Reportable segments
    External revenues                               $         --      $    448,510      $         --      $    448,510
    Depreciation and amortization                             --               872               267             1,139
    Operating (loss)                                          --          (315,420)         (934,206)       (1,249,626)

External revenues for groups of similar products and services, consisted principally of network security systems, ($150,000) and telephone billing systems ($21,490). The security segment is operating and has derived its revenues in the United States during the three months ended September 30, 2005, and had $448,510 in revenues in 2004. The billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2005 and had no revenues in 2004.

For the nine months ended September 30, 2005 and 2004, the total reportable segment information is as follows:

                                                      Billing
                                                     Solutions         Network                             Total as
                                                      systems          Security         Corporate          Reported
                                                   ------------      ------------      ------------      ------------
For the nine months ended September 30, 2005:
  Reportable segments
    External revenues                              $     77,804      $    150,000      $         --      $    227,804
    Depreciation and amortization                        16,910               651               630            18,191
    Operating (loss)                                   (368,422)         (199,468)       (1,401,621)       (1,969,511)
    Assets                                               57,910                --           243,063           300,973
    Capital expenditures (disposals)                     39,109           (23,058)            5,136            44,239
For the nine months ended September 30, 2004:
  Reportable segments
    External revenues                              $         --      $    448,510      $         --      $    448,510
    Depreciation and amortization                            --             2,236               667             2,903
    Operating (loss)                                         --          (656,196)       (2,137,071)       (2,793,267)
    Assets                                                   --                --           795,604           795,604
    Capital expenditures                                     --                --            12,960            12,960

External revenues for groups of similar products and services, consisted principally of the network security system, ($150,000) and telephone billing systems ($77,804). The security segment is operating and has derived its revenues in the United States during the nine months ended September 30, 2005, and had revenues of $448,510 in 2004. The billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2005 and had no revenues in 2004.

(9) Subsequent Events

Subsequent to September 30, 2005, the Company issued 16,500,000 shares of its common stock for cash of $155,000. In addition 5,106,250 shares were issued to employees as compensation valued at $110,425, 3,947,369 shares were issued to Richard Urrea valued at $75,000 as payment for bonuses accrued in the fiscal year 2003, 3,947,369 shares were issued to Daniel Urrea valued at $75,000 as payment for bonuses accrued in the fiscal year 2003, 2,631,579 shares were issued to an employee valued at $50,000 as payment for bonuses accrued in the fiscal year ended 2003, and 1,439,900 shares were issued to John Morrison for investor relations services valued at $31,177.

Entry into a Material Definitive Agreement

On November 21, 2005, the Company entered into a Securities Purchase Agreement with Cornell pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $2,000,000 (the "November 2005 Debentures"). The November 2005 Debentures were issued as follows: (i) $1,085,479 of which was issued to replace secured promissory notes previously issued and sold to Cornell on March 3, 2005 in the principal amount of $1,000,000 plus $85,479 in accrued interest due and outstanding; (ii) $389,337 of which was issued to replace secured promissory notes previously issued and sold to Cornell on May 4, 2005 in the principal amount of $360,000 plus $29,337 in accrued interest due and outstanding; and (iii) $525,182 of which consists of new secured convertible debentures issued and sold (or to be issued and sold, as applicable) to Cornell as follows: (a) $100,000 was funded on November 22, 2005,
(b) $100,000 will be funded two business days prior to the date on which the Company files a new registration statement (the "New Registration Statement") with the SEC to register the securities underlying the November 2005 Debentures, and (c) $325,182 will be funded one business day prior to the New Registration Statement being declared effective by the SEC.

The November 2005 Debentures are secured by substantially all of the Company's assets, have two-year maturity dates, and accrue interest at 10% per annum.

Cornell is entitled, at its option, to convert at any time a portion or all amounts of principal and interest due and outstanding under the November 2005 Debentures into shares of the Company's common stock, $0.001 par value per share, at a price per share equal to 90% of the lowest Closing Bid Price of the Company's common stock for the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP., which conversion price may be adjusted from time-to-time pursuant to other terms of the November 2005 Debentures. The term "Closing Bid Price" is defined as the price per share in the last reported trade of the Company's common stock on the Over-the-Counter Bulletin Board or on the exchange which the common stock is then listed as quoted by Bloomberg, LP.

The Company may redeem, with three business days advance written notice to Cornell, a portion or all outstanding principal amounts plus accrued interest due and outstanding under the November 2005 Debenture prior to their maturity dates. The redemption price will be 120% of the outstanding principal amounts plus accrued interest redeemed. In the event the November 2005 Debentures are redeemed, then the Company will issue to Cornell a warrant to purchase 1,000,000 shares of the Company's common stock for every $100,000 redeemed, pro rata.

Termination of a Material Definitive Agreement

On November 21, 2005, the Company entered into a Termination Agreement (the "November 2005 Termination Agreement") with Cornell, whereby that certain Securities Purchase Agreement, Investor's Registration Rights Agreement, Escrow Agreement, Security Agreement, 2005 SEDA, Registration Rights Agreement, and Escrow Agreement, all of which were dated as of June 24, 2004, as well as convertible debentures issued by the Company to Cornell on June 24, 2005, were terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Introductory Statements

      Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-KSB for the year ended December 31, 2004. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

      Overview

      On March 17, 2005, Nexicon, Inc., (the "Company") decided to discontinue operations of its Orion Security Services, Inc. ("OSSI") business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15TH of each month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to various associated trade names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division. Effective November 15, 2004, the Company entered into a share exchange agreement with the Company, AS, a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system. The business combination has been accounted for as a purchase. The results of operations of the Company, AS have been included in the accompanying financial statements since the effective date of the acquisition.

      Critical Accounting Policies

Derivative instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase its common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities, the Company determines the fair value of these instruments using the Black-Scholes Option Pricing Model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of the Company's common stock price over the life of the option. The Company has estimated the future volatility of its common stock price based the history of the Company's stock price.. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the Company's financial statements.

      Going Concern

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

      The Company's independent auditors added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2004 and 2003 financial statements, which states that the Company has suffered recurring losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net loss of $5,929,891 and for the nine months ended September 30, 2005, the Company incurred a net loss of $2,549,700. At September 30, 2005, the Company had a working capital deficit of $1,434,581 and stockholders' deficit of $3,106,121. In addition the Company is subject to legal action. Specifically, on January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned subsidiary, Nexicon, AS, and through its "Charon" Billing and Operational Support System sales in conjunction with ComSecure(C) Controller and network security sales, hopes to attain profitable operations.

      Notwithstanding the foregoing, there can be no assurances that we will be successful in our attempts to raise sufficient capital essential to our survival. To the extent that we are unable to raise the necessary operating capital it will become necessary to curtail operations. Additionally, even if we raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable us to develop our business to a level where we will generate positive cash flows. These matters raise substantial doubt about our ability to continue as a going concern.

      The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

      Results of Operations

      Three Months Ended September 30, 2005 Compared With The Three Months Ended September 30, 2004

      Revenues during the three months ended September 30, 2005, were $171,490. Revenues of $21,490 were due to Billing sales and revenues of $150,000 were due to Security sales, an increase of $21,490 or 100% and a decrease of $298,510 or 66.6%, respectively, as compared to Security sales of $448,510 for the same period in 2004. There were no Billing revenues for the three months ended September 30, 2004.

      Cost of goods sold during the three months ended September 30, 2005 were $130,498, an increase of $16,353 or 100% attributable to Billing systems and $114,145 was attributable to Security systems, a decrease of $60,489 or 34.6%, as compared to $0 for Billing and $174,634 for Security for the same period in 2004. Cost of goods sold includes the salaries of the individuals dedicated to the Billing and Security systems. The Company believes that adding more customers to the both system should not increase the cost of goods sold on an ongoing basis.

      General and administrative expenses for the three months ended September 30, 2005 were $327,231, consisting of $103,140 for Security, $48,188 for Billing and $175,903 for corporate expenses, as compared to $440,097 for the same period last year. The decrease of approximately $112,866 or 25.6% was primarily due to decreases in advertising of $4,082, payroll of $38,505, professional fees of $60,734 and travel of $44,278, offset by increases in rent of $9,517, in depreciation of $1,489, telephone of $1,158 and in utilities and other miscellaneous expenses of $22,569.

      During the three months ended September 30, 2005, the major components of general and administrative expenses were approximately $125,624 in payroll expenses, $105,466 in professional fees, $23,887 in rent, $2,628 in depreciation, $31,324 in travel, $5,371 in telephone, and $32,930 in utilities and other miscellaneous expenses. By comparison, during the three months ended September 30, 2004, the major components of general and administrative expenses were approximately $4,082 in advertising, $164,129 in payroll expenses, $166,200 in professional fees, $14,370 in rent, $1,139 in depreciation, $75,602 in travel, $4,214 in telephone and $10,361 in utilities and other miscellaneous expenses.

      General and administrative non-cash compensation for the three months ended September 30, 2005 and 2004, were $56,753 and $1,029,682, respectively, a decrease of $972,929 or 94.4%.

      Other income and expense for the nine months ended September 30, 2005 and 2004 was expense of $496,979 and expense of $376,192, respectively, an increase in expense of $120,787 or 32.1%. The increase in expense was due primarily to non-cash interest expense of $160,000 in 2005.


      Net loss from discontinued operations for the three months ended September 30, 2005 and 2004, were $6,696 and $75,818, respectively, a decrease of $69,122 or 91.2%.

      The Company had net income of $316,644 for the three months ended September 30, 2005, compared to net loss of $1,407,798 for the same period last year, a decrease of $1,724,442, or 122%. The income for the three months ended September 30, 2005 consisted of operating losses of $43,051 related to Billing, $67,285 from Security operations and $232,656 in general corporate expenses, income tax benefit of $2,000 and loss from discontinued operations of $6,696, offset by derivative instruments income of $664,332. In connection with this, the Company advanced funds in the amount of $72,239 to its Billing segment operations during the three months ended September 30, 2005. The 2004 loss was attributable to Security operations in the amount of $315,420 and general corporate expenses of $934,206, in addition to other expense consisting of derivative instruments expense of $216,590, interest income of $1,534, interest expense of $7,934, tax expense of $11,000, and gain from discontinued operations of $75,818. In connection with this, the Company advanced $348,538 to its Security segment operations for the three months ended September 30, 2004. There were no Billing operations for the three months ended September 30, 2004.

      Nine Months Ended September 30, 2005 Compared With The Nine Months Ended September 30, 2004

      Revenues during the nine months ended September 30, 2005, were $227,804, a decrease of $220,706 or 49.2%, due to Billing sales of $77,804 and Security sales of $150,000, as compared to Security sales of $448,510 for the same period in 2004. There were no Billing revenues for the nine months ended September 30, 2004.

      Cost of goods sold during the nine months ended September 30, 2005 were $173,351 due to Billing of $59,206 and Security of $114,145, an increase of $173,351 or 100% and a decrease of $60,489 or 34.6%, respectively, as compared to Security of $174,634 for the same period in 2004. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system and Security system. Adding more customers to both product lines should not increase the cost of goods sold on an on-going basis.

      General and administrative expenses for the nine months ended September 30, 2005 were $1,441,968, consisting of $235,323 for Security, $387,020 for
Billing and $819,625 for corporate expenses, as compared to $1,520,762 for the same period last year. The decrease of approximately $78,794 or 5.2% was primarily due to decreases in advertising of $14,735, professional fees of $302,811 and travel of $24,736, offset by increases in payroll expense of $141,059, in rent of $35,820, in depreciation of $15,288, in telephone of $14,038 and in utilities and other miscellaneous expenses of $57,283.

      During the nine months ended September 30, 2005, the major components of general and administrative expenses were approximately $625,327 in payroll expenses, $478,029 in professional fees, $75,291 in rent, $18,191 in depreciation, $128,656 in travel, $29,119 in telephone, and $87,355 in utilities and other miscellaneous expenses. By comparison during the nine months ended September 30, 2004, the major components of general and administrative expenses were approximately $14,735 in advertising, $484,268 in payroll expenses, $780,840 in professional fees, $39,471 in rent, $2,903 in depreciation, $153,392 in travel, $15,081 in telephone and $30,072 in utilities and other miscellaneous expenses.

      General and administrative non-cash compensation for the nine months ended September 30, 2005 and 2004, were $581,996 and $1,492,658 respectively, an decrease of $910,662 or 61.0%.

      Other income and expense for the three months ended September 30, 2005 and 2004 was expense of $496,979 and expense of $376,192, respectively, an increase in expense of $120,787 or 32.1%. The increase in expense was due primarily to derivative instruments expense of $338,457, interest income of $1,478 and non-cash interest expense of $160,000 in 2005, as compared to derivative instruments expense of $372,690, interest expense of $9,083, offset by interest income of $5,581 recorded in the prior year.

      Net loss from discontinued operations for the periods ended September 30, 2005 and 2004, were $106,210 and $159,346, respectively, a decrease of $53,136 or 33.3%.

      The Company had a net loss of $2,549,700 for the nine months ended September 30, 2005, compared to net loss of $3,272,805 for the same period last year, a decrease of $723,105, or 22%. The loss for the nine months ended September 30, 2005 consisted of operating losses of $368,422 related to Billing, $199,468 from Security operations and $1,401,621 in general corporate expenses in addition to other expense of $496,979, income tax benefit of $23,000 and loss on discontinued operations of $106,210. In connection with this, the Company advanced funds in the amount of $447,697 and $267,789 to its Billing and Security segment operations, respectively, during the nine months ended September 30, 2005. The 2004 loss was attributable to Security operations in the amount of $656,196 and general corporate expenses of $2,137,071 in addition to other expense of $376,192, tax benefit of $56,000 and loss on discontinued operations of $159,346. In connection with this, the Company advanced $879,671 to its Security segment operations for the period ended September 30, 2004. There were no Billing operations for the nine months ended September 30, 2004. The Company recorded a net comprehensive loss of $2,530,037 for the nine months ended September 30, 2005. The difference of $19,663, to arrive at comprehensive income for the period ended September 30, 2005, is comprised of the foreign currency translation adjustment attributable to the Billing segment.

      Liquidity and Capital Resources

      During the period ended September 30, 2005 as compared to the same period in 2004, cash used in operations was $1,342,761 and $781,590, respectively, an increase of $561,171 or 71.8%. Cash used in investing activities for the periods ended September 30, 2005 and 2004 was $44,239 and $160,811, respectively, a decrease of $116,572 or 72.5%. The reduction in cash used in 2005 was attributable to an increase in the purchase of property and equipment and no deposit on investment or deferred offering costs paid as in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash provided by financing activities was $1,387,000, as compared to $1,241,123 for the same period in 2004, an increase of $145,877 or 11.8%. The increase in 2005 was attributable to an increase in proceeds from notes payable of $1,000,000 offset by a decrease in proceeds from sale of common stock of $485,800 and a decrease of $369,323 in proceeds from debentures. There was a net decrease in cash of $12,468 for the period ended September 30, 2005, as compared to an increase of $298,722 for the same period in 2004. The Company had cash-on-hand of $29,562 as of September 30, 2005. The Company estimates that its cash -on -hand, together with its collection of receivables and reduction of certain expenses, will enable the Company to continue operations until February 28, 2006

      The Company's primary need for cash during the next 12 months is to satisfy current liabilities of $1,544,298, as well as to support the Company's current operations. As of September 30, 2005, the Company had a working capital deficit of $1,434,581. The Company's current operating expenses are expected to be $250,000 per month, including payroll, rent, utilities and litigation costs. In the next 12 months, the Company expects to receive the balance of $54,674 of the current receivable from American Indian Cigco, LLC and hopes to attain profitable operations through sales of its ComSecure(C) Controller and Charon billing system. However, until profitable operations are achieved, the Company will need to raise additional capital to finance its current operations as well as any growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement entered into by the Company on July 5, 2005 (the "2005 SEDA").

      On July 5, 2005, the Company entered into the 2005 SEDA with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell will pay the Company 99% of the lowest volume weighted average price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five trading days immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the 2005 SEDA. In light of the limitations contained in the 2005 SEDA, the Company would need to submit a $300,000 advance request approximately every nine trading days for 24 months in order to attain the full $20,000,000 available under the 2005 SEDA; however, the Company does not currently have sufficient shares given the current price of the Company's stock to permit the delivery of the securities required to obtain the maximum $20,000,000 available under the 2005 SEDA. The 2005 SEDA replaced the Standby Equity Distribution Agreement that the Company entered into with Cornell on March 23, 2004 (the "2004 SEDA") described below pursuant to the terms of the termination agreement dated June 23, 2005, which was executed by the Company and Cornell (the "June 2005 Termination Agreement").

      In March 2004, the Company entered into the 2004 SEDA with Cornell. This agreement replaced the Standby Equity Distribution Agreement entered into in September 2001 (the "2001 SEDA"). Pursuant to the 2004 SEDA, the Company could, at its discretion for up to two years, periodically issue and sell shares of common stock for a total purchase price of $20,000,000. As the Company requested an advance under the 2004 SEDA, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock was traded for the five days immediately following the notice date. Cornell intends to sell any shares purchased under the 2004 SEDA.

      In May 2004, the Company entered into a Securities Purchase Agreement (the "2004 SPA") whereby $500,000 of 5% secured, convertible debentures were issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. During the nine months ended September 30, 2005, the investor converted $120,000 worth of the debentures for 1,979,167 shares of the Company's common stock. At June 24, 2005, the balance of the debentures was $380,000 and the accrued interest was $22,896. On June 23, 2005, the 2004 SPA was terminated and on June 24, 2005 the Company entered into a new Securities Purchase Agreement (the "2005 SPA") whereby the Company refinanced the outstanding principal under the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debentures in the amount of $380,000, which is convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture shall be, at the Company's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets.

Subsequent to September 30, 2005, the Company issued 16,500,000 shares of its common stock for cash of $155,000. In addition 5,106,250 shares were issued to employees as compensation valued at $110,425, 3,947,369 shares were issued to Richard Urrea valued at $75,000 as payment for bonuses accrued in the fiscal year 2003, 3,947,369 shares were issued to Daniel Urrea valued at $75,000 as payment for bonuses accrued in the fiscal year 2003, 2,631,579 shares were issued to an employee valued at $50,000 as payment for bonuses accrued in the fiscal year ended 2003, and 1,439,900 shares were issued to John Morrison for investor relations services valued at $31,177.

ITEM 3 CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the United States Securities and Exchange Commission (the "Commission") and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      (b) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the nine months ended September 30, 2005, the Company issued an aggregate of 24,818,164 shares of its common stock of which 7,600,000 shares were issued for cash of $137,000. In addition 400,000 shares were issued to employees as compensation valued at the market price on the date of issue of $8,000, 1,500,000 shares were issued to Brent Jay for market consulting services valued at $30,000, 318,500 shares of which were issued to CCG Investor Relations for market consulting services valued at $3,185 (which is included in non-cash compensation - general and administrative), 3,066,124 shares were issued in connection with the conversion of $65,000 worth of debentures, and 11,933,540 shares were issued in connection with the Standby Equity Distribution Agreement discussed in Note 7.

      On March 17, 2005, the Company discontinued operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company repurchased 15,000,000 shares of its common stock held by the President of Orion Security Services, Inc.

      On July 22, 2005, the Company and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company returned its 35% ownership interest in Central Solutions and Central Solutions has returned the 10,000,000 shares of the Company's common stock received per said agreement.

      On January 14, 2005, the Company issued an unsecured promissory note to Cornell in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, the Company issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan is evidenced by a promissory note dated March 3, 2005, which bears interest at a rate of 12% per annum and is due within 296 days of the execution of the note (i.e., November 26, 2005) unless otherwise mutually extended by the Company and Cornell. As a condition precedent to the loan, the Company agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this filing:

--------------------------------------------------------------------------------------------------------------------
Exhibit No    Description                                          Location
--------------------------------------------------------------------------------------------------------------------
10.1          Standby Equity Distribution Agreement dated as of    Incorporated by reference to Exhibit 99.1 to the
              June 24, 2005 by and between Nexicon, Inc. and       Company's Current Report on Form 8-K as Filed
              Cornell Capital Partners, LP                         with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.2          Registration Rights Agreement dated as of June 24,   Incorporated by reference to Exhibit 99.2 to the
              2005 by and between  Nexicon, Inc. and Cornell       Company's Current Report on Form 8-K as Filed
              Capital Partners, LP                                 with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.3          Placement Agent Agreement dated as of June 24,       Incorporated by reference to Exhibit 99.3 to the
              2005 by and among Nexicon, Inc., Cornell Capital     Company's Current Report on Form 8-K as Filed
              Partners, LP and Newbridge Securities Corporation    with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.4          Amended and Restate Security Agreement dated as of   Incorporated by reference to Exhibit 99.4 to the
              June 24, 2005 by and among Nexicon, Inc., Cornell    Company's Current Report on Form 8-K as Filed
              Capital Partners LP and Newbridge Securities         with the United States Securities and Exchange
              Corporation                                          Commission on July 7, 2005

10.5          Securities Purchase Agreement dated as of June 24,   Incorporated by reference to Exhibit 99.5 to the
              2005 by and between Nexicon and Cornell Capital      Company's Current Report on Form 8-K as Filed
              Partners, LP                                         with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.6          Secured Convertible Debenture dated as of June 24,   Incorporated by reference to Exhibit 99.6 to the
              2005 issued to Cornell Capital Partners, LP          Company's Current Report on Form 8-K as Filed
                                                                   with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.7          Escrow Agreement dated as of June 24, 2005 by and    Incorporated by reference to Exhibit 99.7 to the
              among Nexicon, Cornell Capital Partners, LP and      Company's Current Report on Form 8-K as Filed
              David Gonzalez                                       with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.8          Escrow Agreement dated as of June 24, 2005 by and    Incorporated by reference to Exhibit 99.8 to the
              among Nexicon, Cornell Capital Partners, LP and      Company's Current Report on Form 8-K as Filed
              David Gonzalez                                       with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.9          Warrant dated as of June 24, 2005 issued to          Incorporated by reference to Exhibit 99.9 to the
              Cornell Capital Partners, LP                         Company's Current Report on Form 8-K as Filed
                                                                   with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

10.10         Termination Agreement dated June 23, 2005 by and     Incorporated by reference to Exhibit 99.10 to the
              between Nexicon and Cornell Capital Partners, LP     Company's Current Report on Form 8-K as Filed
                                                                   with the United States Securities and Exchange
                                                                   Commission on July 7, 2005

31.1          Certification by Chief Executive Officer pursuant    Provided herewith
              to 15 U.S.C. Section 7241, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certification by Chief Financial Officer pursuant    Provided herewith
              to 15 U.S.C. Section 7241, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

32.1          Certification by Chief Executive Officer pursuant    Provided herewith
              to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification by Chief Financial Officer pursuant    Provided herewith
              to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports of Form 8-K:

      On July 7, 2005, the Company filed a Current Report on Form 8-K reporting the Termination Agreement with Cornell whereby the 2004 SEDA and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith, were terminated. Upon execution of such Termination Agreement, the Company entered into the 2005 SEDA with Cornell as described above.

      On July 26, 2005, the Company filed a Current Report on Form 8-K reporting that the Company and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company will return its 35% ownership interest in Central Solutions and Central Solutions will return the 10,000,000 shares of the Company's common stock received per said agreement.

      On November 28, 2005, the Company filed a Current Report on Form 8-K reporting the Securities Purchase Agreement with Cornell Capital Partners, LP, pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $2,000,000 and the Termination Agreement with Cornell whereby the 2005 SEDA and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of June 24, 2005 were terminated.

      On January 27, 2006, the Company filed a Current Report on Form 8-K reporting that the Board of Directors (the "Board") of Nexicon, Inc., a Nevada corporation (the "Company" or "Nexicon"), after discussing such matters with the Company's independent accountant and other experts, determined that certain financials statements previously filed by the Company should no longer be relied upon because of an error in such financial statements. The financial statements were part of the following reports filed by the Company: (i) the Form 10-KSB for the fiscal year ended December 31, 2004 (the "Form 10-KSB"), and (ii) the Form 10-QSB for the fiscal quarters ended March 31, 2005 and June 30, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        NEXICON, INC.


January 31, 2005                        By: /s/ Richard A. Urrea
                                            ------------------------------------
                                            Richard A. Urrea
                                            President, Chief Executive Officer
                                            and Principal Executive Officer


January 31, 2005                        By: /s/ Daniel Urrea
                                            ------------------------------------
                                            Daniel Urrea
                                            Chief Financial Officer and
                                            Principal Accounting Officer