Form 10QSB/A
period 2005-09-30
Nexicon
filed 2006-02-03
CIK 1053113

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

This Amendment No. 1 to Form 10-QSB (the "Amended Filing") is being filed to amend the Form 10-QSB filed by Nexicon, Inc. on February 1, 2006, File No. 000-30244 (the "Original Filing"). Specifically, the Original Filing contained a typographical error resulting in the date on the signature page thereto being erroneously stated as January 31, 2005, rather than the correct date of January 31, 2006. Other than a change to the date on the signature page hereto, the Amended Filing is identical to the Original Filing.

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

                                        NEXICON, INC.


February 3, 2006                         By: /s/ Richard A. Urrea
                                            ------------------------------------
                                            Richard A. Urrea
                                            President, Chief Executive Officer
                                            and Principal Executive Officer


February 3, 2006                        By: /s/ Daniel Urrea
                                            ------------------------------------
                                            Daniel Urrea
                                            Chief Financial Officer and
                                            Principal Accounting Officer