Form 10KSB/A
period 2004-12-31
Nexicon
filed 2006-02-13
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 4
                                       TO
                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For transition period from __________ to __________

                        Commission file number 000-30244
                                               ---------

                                  NEXICON, INC.
                                  -------------
                 (Name of small business issuer in its charter)

                    NEVADA                                     13-3389415
                    ------                                     ----------
(State or other jurisdiction of incorporation)              (I.R.S. Employer
                                                         Identification Number)

           400 GOLD SW, SUITE 1000
           ALBUQUERQUE, NEW MEXICO                                87102
           -----------------------                                -----
   (Address of principal executive offices)                    (Zip code)

                                                             (505) 248-0000
                                                             --------------
                                                           (Issuer's telephone
                                                                 number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value

Securities registered under Section 12(g) of the Exchange Act: None

               Title of each class Common Stock, $0.001 par value
               --------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's operating revenues for its most recent fiscal year were:
$495,990.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock on the bulletin board), was $7,680,000 on March 31, 2005.

The number of shares of Common Stock outstanding as of March 31, 2005 was 111,282,750.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: |_| Yes |X| No

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

PART I.........................................................................2
   ITEM 1.   DESCRIPTION OF BUSINESS...........................................2
RISKS RELATED TO OUR BUSINESS..................................................4
   ITEM 2.   DESCRIPTION OF PROPERTY...........................................6
   ITEM 3.   LEGAL PROCEEDINGS.................................................6
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............6
PART II........................................................................8
   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........8
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10
   ITEM 7.   FINANCIAL STATEMENTS.............................................16
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................16
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................16
   ITEM 8B.  OTHER INFORMATION................................................16
PART III......................................................................17
   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......17
   ITEM 10.  EXECUTIVE COMPENSATION...........................................18
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................19
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................21
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................22
SIGNATURES....................................................................23
FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Overview

      Nexicon, Inc., formerly Cyco.net, Inc. ("Nexicon" or the "Company"), is the successor corporation to AVE, Inc. The Company was an e-commerce business until July 2003 when it sold the assets of its cigarette e-tail business. This decision was made after several states filed civil lawsuits against the New Mexico subsidiary involved in the sale of cigarettes over the Internet. The Company's management felt that although the Company had a meritorious defense it would be much too costly to defend its position in a court. The Company chose to pursue other business opportunities and on November 19, 2003, Nexicon, Inc. purchased all of the outstanding common stock of Orion Security Services, Inc., a Wisconsin corporation ("OSSI"), in a stock-for-stock purchase. On November 15, 2004, Nexicon purchased all of the outstanding common stock of Pluto Communications International, AS, a Norwegian corporation ("Pluto"), in a stock-for-stock purchase. On March 17, 2005, Nexicon agreed to repurchase 15 million shares of the Company's common stock held by Robert Demson in exchange for all right, title, and interest that Mr. Demson had in certain agreements associated with the "SatSecure" technology and to the tradenames "Orion Security Services, Inc.", "OSSI", "Ossi-Secure", "SatSecure", "SatWatch" and "RECON 9000" (collectively, "Tradenames"), and all equipment, computers and furniture valued, in the aggregate, at approximately $15,213.

      Core Business

      The Company's wholly-owned subsidiaries are OSSI, which provides secure computer network and management solutions and video surveillance systems via satellite communication and Pluto, which provides all-in-one or issue-specific management solutions for computer network control, cyber security, operational support systems and billing systems.

      OSSI's operations are in Oakton, Virginia and it was organized to deliver two products; a new network security and management control system, OSSI ComSecure(C) Controller and an innovative, manned or unmanned, mobile video-voice-data and alarm transfer surveillance system, OSSI SatSecure(C).

      Pluto's operations are in Oslo, Norway. Pluto has developed a new billing software. The Charon Billing System features low cost ownership, full integration, high volume growth, total control of subscribers at all times and handles the requirements of multinational service providers.

      OSSI ComSecure(C) Controller

      The ComSecure(C) Controller is designed to give a global network enterprise full control of all traffic, devices and subscribers within an intellectual property ("IP") network. With Internet inspired threats on the increase, government and commercial enterprises are able to now gain full control of their information technology ("IT") infrastructure, maximizing network performance and simultaneously offering an enhanced user experience. This all-in-one rack mount device changes the way network security and management is accomplished by managing what goes on both inside and outside the network, by eliminating damaging content from ever entering the network and by automating tasks for enhanced network performance.

      By managing and inspecting every IP packet, through all seven layers traversing the network, ComSecure(C) Controller does not allow IP packets containing unauthorized or malicious code to penetrate an enterprise.

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

      OSSI SatSecure(C) Surveillance System

      OSSI introduced a surveillance technology in a rugged transceiver board-level design that delivers bi-directional video, audio, alarm/sensor and data transfer between virtually any two locations on earth with exceptional quality in limited bandwidth environments from 9.6 to 384 KBPS. The SatSecure(C) Surveillance System could use a variety of communication channels such as ISDN, IP, Public Switched Telephone Networks ("PSTN"), INMARSAT SatPhones (64 KBPS) and GSM phones (9.6 KBPS) to transfer and remotely control video, audio, alarm/sensor and data between two units at different locations. As of March 2005, Nexicon no longer sells SatSecure.

      Charon Billing System

      The Charon Billing System consists of several standalone modules that can be delivered separately or combined for maximum operational advantages. These modules are grouped into three main brand names: CHARON, CERBERUS and MINOS. Each branded module is divided into segments focusing on different markets. Operators and service providers can therefore use our system for other products and services, and bundle products to increase revenue. Each module has capabilities for the respective market segment, enabling it to be adapted to suit several needs for multi-operational products and service.

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

      Sources Of Supply

      Nexicon expects to contract with third party manufacturers to produce the ComSecure(C) Controller. The Charon Billing products are developed and maintained in house.

      Industry

      The Company will be entering the highly competitive industry of computer network security with the ComSecure(C) Network Controller. Currently there are several options for protecting a secure computer network. Most are comprised of a group of components that collectively form a barrier between networks, commonly referred to as "firewalls". Firewalls, which are not standardized, usually consist of several layers of applications and hardware that work to ensure that no single point of vulnerability exists. Firewalls often consist of a bastion host, proxy servers, packet screening tools, multiple routers, a "demilitarized zone", virus detection and intrusion detection devices. Currently there are several large corporations that provide these services to the market, including Cisco Systems, Nortel Networks, Check Point Software, and IBM.

      Competition

      Our competitors have substantially greater resources that we do, and a large market presence. These competitors also have name and brand recognition which often implies reliability to the customer. Currently, most network security platforms are made up of several different devices and software, which are often manufactured by different companies. We believe this translates into customers having compatibility issues, and or the exclusion of one or more levels of protection which will ultimately leave their network vulnerable to attack. The ComSecure(C) Controller breaks the network processing bottleneck and increases total performance by executing tasks previously performed by firewalls and routers, and by eliminating the need for additional control boxes such as authentication servers, packet shapers, monitoring devices, intrusion detection and protection servers and access control systems. This all-in-one system results in a smaller footprint, increased performance and capability and a significantly lower cost of ownership. The Charon Billing Systems support the billing processes for mobile, wireline, satellite, internet, and energy. Charon is a constantly evolving, open, client/server system that meets the needs of customers ranging from low volume start-ups to very high volume Tier-1 operators.

      Employees

      Nexicon, Inc. currently has three full-time and one part-time employee in Albuquerque, New Mexico. Pluto in Norway has six full-time employees. OSSI had six full-time employees through March 2005. Operations for OSSI have been moved to Nexicon's headquarters in Albuquerque.

      Company History

      Nexicon is the successor to Deluxe Onyx Company, a company incorporated in 1921 and which produced motion pictures. In 1987, Deluxe Onyx Company changed to Walsh Communications Group, Inc. and moved its domicile to Nevada. On May 4, 1990, its name was changed to AVE, Inc. AVE, Inc. was inactive from 1990 to April 1997 when it began to seek to acquire an operating business. In December 1997, AVE, Inc. acquired Digital Manufacturing Inc. in a reverse merger. Digital Manufacturing Inc. produced an antenna that could be re-engineered to operate in the home satellite frequency spectrum. In February 1999, AVE, Inc. sold its antenna business.

      On July 22, 1999, AVE, Inc. acquired Cyco.net, Inc. of Albuquerque, New Mexico in a transaction accounted for as a recapitalization of Cyco.net, Inc. Cyco.net was established in December 1998 to develop a network of web-based companies. Under the terms of the agreement, AVE, Inc. changed its name to Cyco.net, Inc. Mr. R. Gene Klawetter, former Chairman and CEO of AVE, Inc. became a director of Cyco.net, Inc. George Sullivan, former AVE Vice President of Operations resigned, as did Henri Hornby, former Director of AVE, Inc. In the transaction, Cyco.net, Inc. shareholders received 2.08 shares of AVE (now Nexicon) for each share of Cyco.net, Inc. stock. This provided the former AVE shareholders with 15% ownership interest in the surviving company and Cyco.net shareholders with 85% ownership interest of the surviving company. Effective January 2005, Cyco.net, Inc. changed its name to Nexicon, Inc.

                          RISKS RELATED TO OUR BUSINESS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Report before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.

      We Have Historically Lost Money And Losses May Continue In The Future

      We have historically lost money. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. In the years ended December 31, 2004 and 2003, we had net losses of $5,929,891 and $4,902,363, respectively. In addition the Company is subject to legal action. On January 28, 2003, the Company's subsidiary Cyco.net, Inc. was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that Cyco.net, Inc. failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages are to be determined at trial.

      Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      We May Need To Raise Additional Capital To Finance Operations

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings, the convertible debentures and notes to Cornell Capital Partners, LP ("Cornell"), and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future expansion. Among other things, external financing may be required to cover our operating costs.

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

      We had a working capital deficit of $879,045 at December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2004 by $879,045. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

      Our Obligations Under The Secured Convertible Debentures Are Secured By All Of Our Assets Which Cause Our Operations To Cease If We Default

      Our obligations under the secured convertible debentures, issued to Cornell are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell could foreclose its security interest and liquidate all of our assets. This would cause our operations to cease.

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

      Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

ITEM 2. DESCRIPTION OF PROPERTY

      On April 1, 2004, the Company moved its executive offices to 400 Gold SW, Suite 1000, Albuquerque, New Mexico 87102. Nexicon entered into a two-year lease contract with a monthly basic lease payment of $1,400. On January 28, 2004, Nexicon entered into a three-year lease contract for the operations of OSSI at 8280 Greensboro Dr, McLean, Virginia 22102. The basic monthly lease payment is $5,590.

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

      On July 10, 2003, the State of Vermont filed a civil action in the State of Vermont, Chittenden County against the Company's subsidiary Cyco.net, Inc. alleging the sale of cigarettes to a minor, deceptive failure to file Jenkins Act reports and inform Vermont consumers that they are required to pay sales taxes to the State of Vermont. The suit sought to enjoin the Company from doing business in Vermont, pay civil penalties of up to $10,000 for each sale to a minor, plus attorney's fees and costs. This suit was settled in April 2004 for $4,000.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Nexicon's common stock has been quoted on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol "NXCN.OB".

      The following table sets forth the range of high and low bid quotations for each calendar quarter for Nexicon's common stock for the prior two years.

                                                       BID PRICE PER SHARE
                                                     ------------------------
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

      Recent Sales Of Unregistered Securities

      During the year ended December 31, 2004, the Company issued 6,600,000 shares of common stock for cash consideration of $587,800. The Company issued 8,799,833 shares for services valued at $2,560,380, the fair value of the shares on the date the Company agreed to issue them, of which $1,850,105 was expensed as non-cash stock compensation (general and administrative), $166,279 was expensed as part of discontinued operations and $543,996 has been deferred to be amortized over the terms of certain consulting agreements.

      Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central Solutions, Inc. ("Central"), a Delaware corporation, whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock valued at fair market value of $902,000 in exchange for 35% of Central's issued and outstanding common stock.

      On November 15, 2004, Nexicon, Inc. purchased all of the outstanding common stock of Pluto, a Norwegian company that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their Charon billing and customer care real-time, client/server system. In the stock-for-stock purchase, Nexicon issued 5,010,496 shares of common stock valued at fair market value of $518,352 in exchange for all of the issued and outstanding common stock of Pluto.

      Nexicon acquired the stock of Pluto from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

                          NUMBER OF                         NUMBER OF
NAME                        SHARES   NAME                     SHARES
-----------------------   ---------  --------------------   ---------
Teigland Eiendom AS       1,117,043  Nordea Liv Norge AS      155,400
Mercury Mobile AS           827,820  Holberg @                133,980
Frank Mjos                  656,250  Tommy Eide               105,000
Toman Invest AS             388,500  Lie Invest AS             38,850
Tommy Stiansen              262,500  Rune Svendsen             34,965
Reidar Asphaug              262,500  Jens Petter Teigland      31,248
Svein Erik Fauskanger       262,500  Vest Kapital AS           26,250
Eiendomsgruppen Vest AS     242,498  Anders Giske               7,770
Holberg Norden              235,200  Eivind B0e                 5,250
Holberg Norge               216,972                         ---------
                                     Total Shares           5,010,496
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

      In March 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell. This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, the Company may, at its discretion for up to two years, periodically issue and sell shares of common stock for a total purchase price of $20 million. If the Company requests an advance under the SEDA, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Cornell intends to sell any shares purchased under the SEDA at the market price. On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the registration of 69,513,810 shares of the Company's common stock. The registration statement became effective on August 11, 2004. Effective March 23, 2004, upon the execution of the SEDA, the Company issued 490,000 shares of its common stock to Cornell at $0.48 per share, plus 20,833 shares of its common stock to Newbridge Securities Corporation, the placement agreement, at $0.48 per share, for its advisory services in connection with the SEDA. The total fees of $245,000 are capitalized as financing costs net of $85,200 amortization of non-cash interest expense in the accompanying financial statements, in the amount of $160,000 at December 31, 2004.

      On November 19, 2003, the Company purchased all of the outstanding common stock of OSSI. In the stock-for-stock purchase, the Company issued 50,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of OSSI. The shares were at valued $0.09 per share, the fair market value at November 19, 2003.

      The Company acquired the stock of OSSI from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

      Name:                        No. of Shares:
      --------------------         --------------
      Robert V.  Demson                26,000,000
      Francisco Urrea, Jr.             20,000,000
      Paul B.  Goldberg                 1,800,000
      Harry A.  Montefusco              1,800,000
      John F.  Morrison                   400,000
                                   --------------
      Total Shares                     50,000,000
                                   ==============

      In October 2003, the Company issued 1,000,000 shares of common stock to Francisco Urrea, Jr., a former director, for consulting fees.

      Effective July 1, 2003, the Company agreed to sell its Internet tobacco products business to American Indian CigCo, LLC ("AIC"). In conjunction with this sale, AIC agreed to purchase 2,000,000 shares of the Company's common stock for $2,800,000 payable in the form of a promissory note bearing interest at 7% per year. Interest payments are due annually commencing July 31, 2004 and the principal is due July 31, 2008. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at AIC's option. To date, AIC has paid no interest on the note.

      In August 2002, Nexicon issued a total of 5,000,000 shares of common stock valued at $150,000 as follows: 1,000,000 shares each to Richard Urrea, Daniel Urrea, Brent Wolford, Lynnette Budagher and Trey Urrea.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated under the Securities Act. In each instance, the purchaser had access to sufficient information regarding Nexicon so as to make an informed investment decision. More specifically, Nexicon had a reasonable basis to believe that each purchaser was either an accredited investor as defined in Regulation D of the Securities Act or otherwise had the requisite sophistication to make an investment in Nexicon's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Risks Related to our Business" section of this Report. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will, in fact, occur as projected.

      Overview

      On March 17, 2005, Nexicon decided to discontinue operations of its OSSI business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15th of each month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to the Tradenames. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division. Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their Charon billing and customer care real-time, client/server system. The business combination has been accounted for as a purchase. The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition.

      The following information should be read in conjunction with the consolidated financial statements of Nexicon and the notes thereto which accompany this Report. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this filing that are not statements of historical or current fact constitute forward-looking statements.

      Going Concern

      The Company has experienced losses from operations as a result of its investment in attempting to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003 the Company incurred net losses of $5,929,891 and $4,902,363, respectively. At December 31, 2004, the Company had a working capital deficit of $879,045 and stockholders' deficit of $1,863,652. In addition, the Company is subject to legal action. On January 28, 2003, the Company's subsidiary Cyco.net, Inc. was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that Cyco.net, Inc. failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages are to be determined at trial.

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

      Our critical accounting policies are organization, revenue recognition, deferred offering costs, and derivative instruments.

      Organization. Nexicon is the successor to Cyco.Net, Inc, (formerly AVE, Inc. and operates through its wholly-owned subsidiaries, Cyco.net, a New Mexico corporation, OSSI, a Wisconsin corporation, and Pluto, a Norwegian corporation, discussed below.

      Prior to July 1, 2003, the Company's primary line of business was the sale of cigarettes through three websites to customers in the United States. Effective July 1, 2003, the Company sold its Internet tobacco products division.

      On November 19, 2003, the Company purchased all of the outstanding common stock of OSSI whose primary line of business is the sale of its SatSecure(C) System and ComSecure(C) Controller, which are designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborne aircraft, ships at sea, and a command and control center. In December 2004, management of the Company resolved to dispose of the SatSecure(C) division of OSSI. As of March 2005, the Company no longer sells SatSecure(C).

      On November 15, 2004, the Company acquired all of the outstanding common stock of Pluto, which provides a variety of billing and customer care solutions for telecommunication carriers and other network service providers via its Charon billing and customer care real-time client/server system. The Charon system provides a high-end Operational Support System ("OSS") and billing system to improve customer service.

      Revenue recognition. Prior to July 1, 2003, the Company's sole source of revenue was the sale of cigarettes through its primary website ("Nexicon.com"), which was designed as an "e-zine", and two ancillary websites (cycocigs.com and aabakismokes.com). The terms of sale were FOB shipping point and the Company recorded revenue from cigarette sales when the product shipped. Effective July 1, 2003, the Company sold its Internet tobacco products division, accordingly revenues and costs associated with the internet tobacco products division are presented as discontinued operations.

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

      In November 2004, the Company through Pluto, added the service revenues from the sale of the Charon Billing and OSSI in Norway and Sweden. Revenues are recognized at the completion of the related services, and where they are earned.

      Deferred offering costs. The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

      Derivative instruments. In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase its common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The identification of, and accounting for, derivative instruments is complex. The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities, the Company determines the fair value of these instruments using the Black-Scholes Option Pricing Model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of the Company's common stock price over the life of the option. The Company has estimated the future volatility of its common stock price based on the history of the Company's stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the Company's financial statements.

      Plan Of Operation

      In the next 12 months, Nexicon plans to pursue sales of its two products; ComSecure(C) Controller and Charon Billing System, by: (i) partnering with major integrators; (ii) pursuing product certification and pilot program evaluation contracts; and (iii) continuing funding efforts.

      Results Of Operations

      Effective July 1, 2003, Nexicon, Inc. sold its tobacco operations to AIC. In conjunction with this sale, AIC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of two notes payable as follows: (i) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003; and (ii) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments were originally due annually commencing on August 31, 2004 and the principal balance was due on July 31, 2008. Accrued interest receivable of $294,000 has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at AIC's option. To date, AIC has paid no interest on the note.

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

      On November 19, 2003, Nexicon purchased OSSI, a corporation in the development stage, which provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of OSSI, the Company issued 50,000,000 shares of its common stock valued at $4,500,000. The shares were valued at $0.09 per share, the fair market value at November 19, 2003. As of December 31, 2003, the Company recorded a loss on asset impairment related to this investment, in the amount of $4,500,000, which was charged to operations.

      On March 17, 2005, the Company agreed to repurchase 15 million shares of the Company's common stock held by Robert Demson in exchange for all right, title, and interest that he had in agreements associated with the "SatSecure" technology and to the Tradenames, and all equipment, computers and furniture valued at approximately $15,213. The results of operations of OSSI related to SatSecure have been accounted for as discontinued operations in the accompanying financial statements.

      On November 15, 2004, the Company purchased all of the outstanding common stock of Pluto, a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their Charon billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto dated June 16, 2004 and amended on November 15, 2004, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto. Pluto will continue its operations in Norway and will operate as a wholly-owned subsidiary of the Company. The results of operations of Pluto from November 15, 2004 through December 31, 2004 are included in the accompanying financial statements.

      Results Of Operations For Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

      Revenues for the year ended December 31, 2004 were $495,990 and was attributable to sale of a ComSecure System and billing revenues from the Charon Billing system. Revenues for the year ended December 31, 2003 were $54,264 and was attributable to the sale of a SatSecure System which has been included in discontinued operations. The difference in revenues from 2003 to 2004 was $441,726.

      Cost of goods sold for the year ended December 31, 2004 was $355,766 and was attributable to the sale of a ComSecure System and billing revenues from the Charon Billing system. Cost of goods sold for the year ended December 31, 2003 were $12,759 and was attributable to the sale of a SatSecure System which has been included in discontinued operations. The difference in cost of goods sold from 2003 to 2004 was $343,007.

      General and administrative expenses for the year ended December 31, 2004 and 2003 were $1,471,697 and $723,527, respectively. The increase of $748,170 or 103% in general and administrative expenses in the year ended December 31, 2004, was primarily due to the operations of OSSI for 10 months of the year and to the operations of Pluto for 1 1/2 months. General and administrative expenses for the year ended December 31, 2004 primarily consisted of $17,961 in advertising, $665,914 in payroll expenses, $396,741 in professional fees, $51,532 in rent, $22,829 in amortization and depreciation, $58,841 bad debt expense, $186,529 in travel expense and $71,350 in miscellaneous other expenses. General and administrative expenses for the year ended December 31, 2003 primarily consisted of $10,060 in advertising, $429,721 in payroll expenses, $197,277 in professional fees, $15,666 in rent, $11,012 in amortization and depreciation, $12,500 for website maintenance, $12,232 in travel expense and $35,059 in miscellaneous other expenses.

      Research and development costs for the year ended December 31, 2004, were $75,138 as compared to $0 in the prior year. For the year ended December 31, 2004, purchased research and development was $1,503,260 as compared to $0 in the prior year, The cost was non-cash as common stock was issued in lieu of cash. The Company recorded purchased research and development pursuant to the write down of its investment in Pluto of $601,260 and an impairment of the Central investment of $902,000.

      Non-cash stock compensation for the year ended December 31, 2004 was $1,850,105 as compared to $0 in the same period last year. The Company issued stock in lieu of cash for various services included in this was stock issued to employees valued at $760,000 other services were valued at $1,090,105.

      During the year ended December 31, 2003, the Company recorded a loss on asset impairment related to the purchase of OSSI, as discussed above, in the amount of $4,500,000, which was charged to operations.

      Nexicon had an operating loss of $5,279,893 for the 12 months ended December 31, 2004, compared to $5,221,030 in the comparable period in the prior year, an increase of $58,863 or 11%.

      Other income and (expense) for the year ended December 31, 2004, resulted in net expense of ($519,897) which included interest income of $7,510, offset by derivative expense of ($441,436), interest expense of ($771), and non-cash interest expense of ($85,200). Other income and (expense) for the same period in 2003 resulted in net income of $2,497 which included interest income of $5,100 and interest expense of ($2,603). The difference in other income (expense) from 2003 to 2004 was $522,394.

      Net income (loss) from discontinued operations for the year ended December 31, 2004 and 2003 was a (loss) of ($897,018) net of income tax (benefit) of ($247,000) and income of $417,667 net of income tax of $99,000, respectively. This relates primarily to the Company's former cigarette business which was sold in July 2003 and in 2004 the Company's sale of the SatSecure product line.

      Nexicon had a net loss for the year ended December 31, 2004 of 5,929,891, compared to a net loss of $4,902,363 for the same period last year, an increased loss of $1,027,528 or 20%. The comprehensive net loss for the year ended December 31, 2004, was $5,885,569.

      Liquidity And Capital Resources

      For the year ended December 31, 2004, cash used in operations was $1,406,298, cash used in investing activities was $135,955, and cash provided by financing activities was $1,562,516. This resulted in a net increase in cash of $20,263 or 453% in the year ended December 31, 2004. Cash used in operations consisted of a net loss of $5,929,891, a decrease in deferred gain of sale of discontinued operations of $75,716, an increase in receivables of $20,138 and an increase in other assets of $5,451, which was partially offset by amortization and depreciation expenses of $22,829, non-cash interest of $85,200, loss on impairment of $902,000, derivative instruments expense of $441,436, common stock issued for services of $2,451,365, a currency translation adjustment of $44,322, an increase in accounts payable of $407,575, an increase in net liabilities of discontinued operations of $170,834 and an increase in related party accrued expenses of $99,337. Cash used by investing activities consisted of purchase of property and equipment of $12,994, the purchase of an interest in Mercury Mobile of $147,851 offset by cash received in the Pluto acquisition of $24,890. Cash provided by financing activities consisted of proceeds from the sale of common stock of $587,800, proceeds from notes and debentures of $900,000, proceeds from American Indian CigCo receivable of $75,716 offset by payment of related party note of $1,000. As of December 31, 2004, Nexicon had cash on hand of $29,562.

      The Company's primary need for cash during the next 12 months are to satisfy current liabilities of $1,110,650, as well as to support the Company's current operations. The Company's current operations are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. The Company in the next 12 months expects to receive the balance of $64,036 of the current receivable from ACC and hopes to attain profitable operations through its ComSecure(C) Controller and Charon billing system sales. However, the Company will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. Other than the SEDA with Cornell, the Company does not have any commitments for financing.

      In March 2004, the Company entered into the SEDA with Cornell. This agreement replaces the Equity Line of Credit Agreement entered into in September 2001. Pursuant to the SEDA, the Company may, at its discretion for up to two years, periodically issue and sell shares of common stock for a total purchase price of $20 million. If Nexicon requests an advance under the SEDA, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Cornell intends to sell any shares purchased under the SEDA at the market price.

      The Company cannot predict the total number of shares to be issued or the gross proceeds to be derived from the sale of such shares pursuant to the SEDA, as the purchase price of the shares will fluctuate based on the prevailing market conditions. During the year ended December 31, 2004, 2,177,290 shares of the Company's common stock were issued. In addition, the Company issued two promissory notes to Cornell totaling $400,000. As of December 31, 2004, the balance was $150,000 and the accrued interest was $3,096.

      In May 2004, the Company entered into a Securities Purchase Agreement with Cornell, whereby up to $500,000 of 5% secured, convertible debentures may be issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677, from the sale of $500,000 worth of debentures. The investor converted $75,000 worth of the debentures for 679,855 shares of its common stock. At December 31, 2004, the balance of the debentures was $425,000 and the accrued interest was $12,801.

      Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities". FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that the company should consolidate the controlled entity. The Company currently has no investments that qualify for consolidation under the provisions of FIN 46-R.

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

      In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

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

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as United States Securities and Exchange Commission ("SEC" or the Commission" small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

      The responses to this Item are submitted in a separate section of this Report. See Index to the Financial Statements on page F-1 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      (b)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Nexicon's present directors and executive officers are as follows:

NAME                  AGE       POSITION
----                  ---       --------
Richard Urrea         40        Chief Executive Officer, President and Director
Daniel Urrea          33        Chief Financial Officer

      The directors and executive officers of Nexicon are not directors or executive officers of any company that file reports with the SEC, nor have they been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Nexicon's directors and officers from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

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

      Family Relationships

      Richard Urrea, our President, Chief Executive Officer and sole director, is the brother of Daniel Urrea, our Chief Financial Officer.

      Committees

      Nexicon's Board of Directors serves as the audit committee. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.

      Director Compensation

      Nexicon's directors do not receive any compensation for their services as such. Nexicon does periodically reimburse directors for out-of-pocket expenses they incur in fulfilling their duties as such.

      Code Of Ethics

      On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics was filed with the Commission as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 2003.

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

                                        ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                         ---------------------------------------------     -----------------------------------------------
                                                                            AWARDS                   PAYOUTS
                                                                           --------                  --------
                                                               OTHER      RESTRICTED
                                                               ANNUAL       STOCK       OPTIONS/       LTIP       ALL OTHER
                                    SALARY        BONUS     COMPENSATION   AWARD(S)       SARS       PAYOUTS    COMPENSATION
                                   --------     --------     ---------     --------     --------     --------     --------
NAME AND PRINCIPAL
POSITION                 YEAR         ($)          ($)          ($)           ($)          (#)         ($)           ($)
------------------       ----      --------     --------     ---------     --------     --------     --------     --------

Richard Urrea,
Chief Executive          2004      $108,634           --            --           --           --           --           --
Officer, President       2003      $ 42,100      $75,000(3)         --           --           --           --           --
and Director             2002      $110,750           --            --      $30,000(1)        --           --           --

Daniel Urrea,            2004      $ 49,896           --            --           --           --           --           --
Chief Financial Officer  2003      $ 30,333      $75,000(3)         --           --           --           --           --
And Secretary/Treasurer  2002      $ 57,822           --            --      $30,000(1)        --           --           --

Robert V Demson,         2004      $206,250           --            --           --           --           --           --
Chief Operating Officer  2003      $156,000(2)        --            --           --           --           --           --
OSSI                     2002      $ 54,000(2)

(1) These represent 1,750,000 shares of common stock issued to each of Richard Urrea and Daniel Urrea. These shares were valued at $0.03 per share on the date of grant.
(2) During the years ended December 31, 2003 and 2002, Robert Demson's salary was accrued.
(3) A bonus of $75,000 each was accrued for Richard Urrea and Daniel Urrea for reduced salaries paid in the year ended December 31, 2003.

----------

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act and the rules promulgated thereunder require Nexicon's officers and directors, and persons who beneficially own more than 10% of a registered class of Nexicon equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies thereof.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Nexicon believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with and filed timely.

      Securities Authorized For Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

                                                                                                      NUMBER OF
                                                                                                      SECURITIES
                                                                                                      REMAINING
                                                                                                    AVAILABLE FOR
                                                                  NUMBER OF                        FUTURE ISSUANCE
                                                                SECURITIES TO                        UNDER EQUITY
                                                               BE ISSUED UPON   WEIGHTED-AVERAGE     COMPENSATION
                                                                 EXERCISE OF     EXERCISE PRICE         PLANS
                                                                 OUTSTANDING     OF OUTSTANDING       (EXCLUDING
                                                                  OPTIONS,          OPTIONS,          SECURITIES
                                                                WARRANTS AND      WARRANTS AND       REFLECTED IN
                                                                   RIGHTS            RIGHTS          COLUMN (A))
                                                               --------------   ----------------   ---------------
                                                                     (A)              (B)                (C)
                                                               --------------   ----------------   ---------------
Equity compensation plans approved by security holders                750,000              $0.08           750,000
Equity compensation plans not approved by security holders                  0              $   0                 0
                                                               --------------   ----------------   ---------------
TOTAL                                                                 750,000              $0.08           750,000
                                                               ==============   ================   ===============

      No options/SARS have been granted to the named officers and directors.

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

                                                     COMMON STOCK BENEFICALLY OWNED
                                                     ------------------------------
NAME/ADDRESS                                             NUMBER        PERCENT(1)
-----------------------------                        -------------   --------------
Daniel Urrea                                             5,046,000             4.53%
3009 Charleston NE
Albuquerque, New Mexico 87110

Richard Urrea                                            4,721,000             4.24%
600 Alcalde SW #4D
Albuquerque, New Mexico 87104

ALL OFFICERS AND DIRECTORS                               9,767,000             8.78%
AS A GROUP (2 ABOVE PERSONS)

Robert V Demson                                         11,000,000             9.88%
11702 Saddle Crescent Circle
Oakton, Virginia 22124

Central Solutions Inc.                                  10,000,000             8.97%
10 East Baltimore Street, Suite 1404
Baltimore, Maryland 21202

Mathew Urrea - Tres Santos Limited Partnership (2)      10,000,000             8.97%
7850 Jefferson NE Suite 140
Albuquerque, New Mexico 87109

Mathew Urrea - Urrea Family Limited Partnership (2)      8,000,000             7.12%
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

      During the year ended December 31, 2004, the Company paid $100,200 to its affiliate Mercury, as well as $74,864 to a company affiliated with certain shareholders, for the cost of materials related to its ComSecure(C) Controller product, which amounts are included in cost of goods sold.

      On November 19, 2003, Nexicon purchased all of the outstanding common stock of OSSI. In the stock for stock purchase, Nexicon issued 50,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of OSSI.

      Nexicon acquired the stock of OSSI from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

      Name:                             No. of Shares:
      --------------------             ---------------
      Robert V.  Demson                     26,000,000
      Francisco Urrea, Jr.                  20,000,000
      Paul B.  Goldberg                      1,800,000
      Harry A.  Montefusco                   1,800,000
      John F.  Morrison
                                               400,000

      Total Shares                          50,000,000
                                       ===============

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

EXHIBIT NO.    DESCRIPTION                                  LOCATION
-----------    -----------                                  --------
10.1           Standby Equity Distribution Agreement        Incorporated by reference to Exhibit 10.15 to the
               dated as March 2004 between Cyco.net and     Company's Annual Report on Form 10KSB as filed
               Cornell Capital Partners, LP                 with the Securities and Exchange Commission on
                                                            April 13, 2004

10.2           Registration Rights Agreement dated as of    Incorporated by reference to Exhibit 10.15 to the
               March 2004 between Cyco.net and Cornell      Company's Annual Report on Form 10KSB as filed
               Capital Partners, LP                         with the Securities and Exchange Commission on
                                                            April 13, 2004

10.3           Placement Agent Agreement dated as of        Incorporated by reference to Exhibit 10.15 to the
               March 2004 between Cyco.net and Cornell      Company's Annual Report on Form 10KSB as filed
               Capital Partners, LP                         with the Securities and Exchange Commission on
                                                            April 13, 2004

10.4           Employment Agreement dated as of January     Incorporated by reference to Exhibit 10.15 to the
               1, 2004 between Cyco.net and Richard Urrea   Company's Annual Report on Form 10KSB as filed
                                                            with the Securities and Exchange Commission on
                                                            April 13, 2004

10.5           Employment Agreement dated as of January     Incorporated by reference to Exhibit 10.15 to the
               1, 2004 between Cyco.net and Daniel Urrea    Company's Annual Report on Form 10KSB as filed
                                                            with the Securities and Exchange Commission on
                                                            April 13, 2004

10.6           Securities Purchase Agreement dated as of    Incorporated by reference to Exhibit 10.20 to the
               May 2004 between Cyco.net and Cornell        Company's Quarterly Report on Form 10QSB as filed
               Capital Partners, LP                         with the Securities and Exchange Commission on
                                                            May 18, 2004

10.7           Secured Debenture dated as of May 2004       Incorporated by reference to Exhibit 10.21 to the
               given by Cyco.net to Cornell Capital         Company's Quarterly Report on Form 10QSB as filed
               Partners, LP                                 with the Securities and Exchange Commission on
                                                            May 18, 2004

10.8           Investor Registration Rights Agreement       Incorporated by reference to Exhibit 10.22 to the
               dated as of May 2004 between Cyco.net and    Company's Quarterly Report on Form 10QSB as filed
               Cornell Capital Partners, LP                 with the Securities and Exchange Commission on
                                                            May 18, 2004

10.9           Share Exchange Agreement between             Incorporated by reference to Exhibit 10.24 to the
               Cyco.net, Inc. and the board of directors    Company's Report on Form 8K as filed with the
               of Pluto Communications International, AS    Securities and Exchange Commission on
                                                            November 19, 2004.

31.1           Certification by Chief Executive Officer     Provided herewith
               pursuant to 15 U.S.C. Section 7241, as
               adopted pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

31.2           Certification by Chief Financial Officer     Provided herewith
               pursuant to 15 U.S.C. Section 7241, as
               adopted pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

32.1           Certification by Chief Executive Officer     Provided herewith
               pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

32.2           Certification by Chief Financial Officer     Provided herewith
               pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      On February 2, 2004, Nexicon filed an Amendment to its current report on Form 8-K, (originally filed on December 4, 2003), to file the financial statements in connection with the Company's acquisition of OSSI.

      On November 15, 2004, Nexicon filed a current report on Form 8-K announcing the acquisition of Pluto.

      On December 23, 2004, Nexicon filed a current report on Form 8-K announcing the resignation of Francisco Urrea, Jr., a director of Cyco.net.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit fees. The aggregate fees billed for professional services rendered was $35,254 and $15,575 for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB and 8-K for those fiscal years.

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

      Audit committee policies and procedures. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Nexicon by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Stark Winter Schenkein & Co., LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEXICON, INC.

Date: February 10, 2006           By:      /s/ Richard Urrea
                                           -----------------
                                           Richard Urrea
                                           President and Chief Executive Officer

                                  By:      /s/ Daniel Urrea
                                           ----------------
                                           Daniel Urrea
                                           Chief Financial Officer

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2006           By:      /s/ Richard Urrea
                                           -----------------
                                           Richard Urrea
                                           Director

                                  NEXICON, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditors                                               F-1

Consolidated Balance Sheet                                                   F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Changes in Stockholders' (Deficit)                F-4

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-8

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

Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 14, 2005 (except for Note 18, February 8, 2006)

                                  NEXICON, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                   (Restated)

                                     ASSETS
CURRENT ASSETS
  Cash                                                             $      5,874
  Restricted cash                                                        23,688
  Receivables, net of allowance for doubtful
  accounts of $40,297                                                    11,813
  Receivables - related parties                                           8,325
  Receivable - ACC                                                       64,036
  Financing costs                                                       117,600
  Prepaid expense                                                           269
                                                                   ------------
    Total current assets                                                231,605
                                                                   ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $127,196                                               24,628
                                                                   ------------

OTHER ASSETS
  Financing cost, net                                                    42,400
  Investment in Mercury                                                 147,851
  Deposits                                                                7,087
                                                                   ------------
    Total other assets                                                  197,338
                                                                   ------------
                                                                   $    453,571
                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    664,388
  Accrued expenses - shareholders                                       399,337
  Deferred gain                                                          46,925
                                                                   ------------
    Total current liabilities                                         1,110,650
                                                                   ------------

DERIVATIVE FINANCIAL INSTRUMENTS                                        827,402
                                                                   ------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                              379,171
                                                                   ------------

STOCKHOLDERS' (DEFICIT)
  Common stock, $0.001 par value, 500,000,000
    shares authorized, 119,494,238 shares issued
    and outstanding                                                     119,494
  Additional paid-in capital                                         12,908,586
  Deferred stock compensation                                          (543,996)
  Stock subscription receivable                                      (2,800,000)
  Accumulated (deficit)                                             (11,674,966)
                                                                   ------------
                                                                     (1,990,882)
                                                                   ------------
  Other comprehensive income:
    Currency translation adjustment                                     127,230
                                                                   ------------
                                                                     (1,863,652)
                                                                   ------------

                                                                   $    453,571
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                                  NEXICON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                   -----------------------------
                                                       2004            2003
                                                    (Restated)
                                                   ------------    ------------

REVENUES                                           $    495,990    $         --
                                                   ------------    ------------

COSTS OF GOODS SOLD                                     355,766              --
                                                   ------------    ------------

GROSS PROFIT                                            140,224              --
                                                   ------------    ------------

OTHER COSTS AND EXPENSES
  General and administrative                          1,471,697         723,527
  Research and development                               75,138              --
  Purchased research and development                    601,260              --
  Non-cash stock compensation - general
    and administrative                                1,850,105              --
  Loss on asset impairment                              902,000       4,500,000
                                                   ------------    ------------
                                                      4,900,200       5,223,527
                                                   ------------    ------------

OPERATING INCOME (LOSS)                              (4,759,976)     (5,223,527)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                         7,510           5,100
  Interest expense                                         (771)         (2,603)
  Interest expense - non cash                           (85,200)             --
  Derivative instruments expense                       (441,436)             --
                                                   ------------    ------------
                                                       (519,897)          2,497
                                                   ------------    ------------

(LOSS) BEFORE INCOME TAXES (BENEFIT)                 (5,279,893)     (5,221,030)

INCOME TAXES (BENEFIT)                                 (247,000)         99,000
                                                   ------------    ------------

(LOSS) BEFORE DISCONTINUED OPERATIONS                (5,032,873)     (5,320,030)

DISCONTINUED OPERATIONS
  Gain on sale of assets of discontinued
    operations                                           75,716          53,897
  Net income (loss) from discontinued
    operations, net of income taxes (benefit)
    of ($247,000) and $99,000, respectively            (972,734)        363,770
                                                   ------------    ------------
                                                       (897,018)        417,667

NET (LOSS)                                           (5,929,891)     (4,902,363)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment                44,322              --
                                                   ------------    ------------

NET COMPREHENSIVE (LOSS)                           $ (5,885,569)   $ (4,902,363)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                                  96,573,504      39,499,292
                                                   ============    ============

NET (LOSS) PER COMMON SHARE
  (Loss) from operations                           $      (0.05)   $      (0.13)
  Income from discontinued operations                     (0.01)           0.01
  Foreign currency translation adjustment                    --              --
                                                   ------------    ------------
                                                   $      (0.06)   $      (0.12)
                                                   ============    ============

        See accompanying notes to the consolidated financial statements.

                                  NEXICON, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                   Common Stock
                                           ---------------------------
                                                                          Additional       Deferred         Stock
                                                                           Paid in           Stock       Subscription
                                              Shares         Amount        Capital       compensation     Receivable
                                           ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002               $ 31,496,419   $     31,496   $    668,309    $         --    $         --
Shares issued  at $.005 per share,
  pursuant to Equity Line of Credit
  draw                                        1,219,512          1,220          4,228              --              --
Shares issued for stock
  subscription at $1.40 per share             2,000,000          2,000      2,798,000      (2,800,000)
Shares issued for services at $.01
  per share                                   1,000,000          1,000          9,000              --              --
Shares issued at OSSI purchase at
  $.09 per share                             50,000,000         50,000      4,218,432              --              --
Purchase of OSSI                                     --             --             --              --              --
Net (loss) for the year                              --             --             --              --              --
                                           ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2003                 85,715,931         85,716      7,697,969              --      (2,800,000)
Shares issued  for cash at $.05 -
  $.17 per share                              6,600,000          6,600        581,200              --              --
Shares issued  at $.07 - $.21 per
  share, pursuant to Equity Line of
  Credit repayments                           2,177,290          2,177        247,823              --              --
Shares issued  at $.07 - $.17 per
  share, pursuant to debenture
  conversions including embedded
  derivative instruments                        679,855            680        263,354              --              --
Shares issued for services at $.12
  - $.61 per share                            8,799,833          8,800      2,551,580        (543,996)             --
Shares issued for financing costs,
  pursuant to debenture issue at
  $.48 per share                                510,833            511        244,689              --              --
Shares issued at Pluto purchase at
  $.12 per share,                             5,010,496          5,010        513,342              --              --
Liabilities assumed at Pluto
  purchase                                           --             --        (83,371)             --              --
Shares issued at Central Solutions
  investment at $.12 per share
  pursuant to stock purchase
  agreement                                  10,000,000         10,000        892,000              --              --
Currency translation adjustment                      --             --             --              --              --
Net (loss) for the year                              --             --             --              --              --
                                           ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004                119,494,238   $    119,494   $ 12,908,586    $   (543,996)   $ (2,800,000)
                                           ============   ============   ============    ============    ============

                                                                               Currency
                                                              Accumulated    Translation
                                                               (Deficit)      Adjustment        Total
                                                             ------------    ------------   ------------
Balance at December 31, 2002                                 $   (842,712)   $         --   $   (142,907)
  Shares issued  at $.005 per share, pursuant to Equity
    Line of Credit draw                                                --              --          5,448
  Shares issued for stock subscription at $1.40 per share              --              --             --
  Shares issued for services at $.01 per share                         --              --         10,000
  Shares issued at OSSI purchase at $.09 per share                     --              --      4,268,432
  Purchase of OSSI                                                     --              --             --
  Net (loss) for the year                                      (4,902,363)             --     (4,902,363)
                                                             ------------    ------------   ------------
Balance at December 31, 2003                                   (5,745,075)             --       (761,390)
  Shares issued  for cash at $.05 - $.17 per share                     --              --        587,800
  Shares issued  at $.07 - $.21 per share, pursuant to
    Equity Line of Credit repayments                                   --              --        250,000
  Shares issued  at $.07 - $.17 per share, pursuant to
    debenture conversions including embedded derivative
    instruments                                                        --              --        264,034
  Shares issued for services at $.12 - $.61 per share                  --              --      2,016,384
  Shares issued for financing costs, pursuant to debenture
    issue at $.48 per share                                            --              --        245,200
  Shares issued at Pluto purchase at $.12 per share,                   --          82,908        601,260
  Liabilities assumed at Pluto purchase                                --              --        (83,371)
  Shares issued at Central Solutions investment at $.12
    per share pursuant to stock purchase agreement                     --              --        902,000
  Currency translation adjustment                                      --          44,322         44,322
  Net (loss) for the year                                      (5,929,891)             --     (5,929,891)
                                                             ------------    ------------   ------------
Balance at December 31, 2004                                 $(11,674,966)   $    127,230   $ (1,863,652)
                                                             ============    ============   ============

        See accompanying notes to the consolidated financial statements.

                                  NEXICON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                         2004           2003
                                                      (Restated)
                                                     -----------    -----------
OPERATING ACTIVITIES
  Net (loss)                                         $(5,929,891)   $(4,902,363)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
    Amortization                                              --         10,000
    Depreciation                                          22,829          1,283
    Non-cash interest expense                             85,200             --
    Loss on asset impairment                             902,000      4,500,000
    Gain on sale of assets of discontinued
      operations                                         (75,716)       (53,897)
    Derivative instruments expense                       441,436
    Common stock issued for services and other
      non-cash items, net of deferred compensation     2,451,365         10,000
    Currency translation adjustment                       44,322             --
  Changes in assets and liabilities:
    (Increase) decrease in receivables                   (20,138)        25,292
    Decrease in inventory                                     --         22,576
    (Increase) in other assets                            (5,451)            --
    Increase in accounts payable and accrued
      expenses                                           407,575         23,180
    Increase in net assets of discontinued
      operations                                         170,834        208,337
    Increase in accounts and notes payable to
      related party                                           --            612
    Increase in accrued expenses - related party          99,337        106,400
                                                     -----------    -----------
      Net cash (used in) operating activities         (1,406,298)       (48,580)
                                                     -----------    -----------

INVESTING ACTIVITIES
  (Purchase) disposal of property and equipment          (12,994)         9,342
  Acquisition of Mercury                                (147,851)            --
  Cash received in Pluto acquisition                      24,890             --
  Cash received in OSSI acquisition                           --          1,057
                                                     -----------    -----------
    Net cash provided by (used in) investing
      activities                                        (135,955)        10,399
                                                     -----------    -----------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                     587,800          5,448
  Payments on notes payable - related party               (1,000)       (17,500)
  Proceeds from notes and debentures                     900,000             --
  Proceeds from receivable - ACC                          75,716         53,897
                                                     -----------    -----------
    Net cash provided by financing activities          1,562,516         41,845
                                                     -----------    -----------

    Net increase in cash                                  20,263          3,664

CASH AT BEGINNING OF YEAR                                  9,299          5,635

CASH AT END OF YEAR                                  $    29,562    $     9,299
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                             $        --    $        --
                                                     ===========    ===========
  Cash paid for income taxes                         $        --    $        --
                                                     ===========    ===========

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                         2004           2003
                                                      (Restated)
                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH
 FINANCING AND INVESTING ACTIVITIES
  Issuance of stock for services                     $        --    $    10,000
                                                     ===========    ===========
  Account receivable - ACC, net of discount
    of $6,351                                        $        --    $  (193,649)
                                                     ===========    ===========
  Stock subscription receivable                      $        --    $(2,800,000)
                                                     ===========    ===========
  Sale of net assets of discontinued operations      $        --    $    17,112
                                                     ===========    ===========
  Issuance of stock for purchase of assets           $        --    $ 4,268,432
                                                     ===========    ===========
  Issuance of common stock for financing costs       $   245,200    $        --
                                                     ===========    ===========
  Issuance of common stock for conversion of debt    $   325,000    $        --
                                                     ===========    ===========

        See accompanying notes to the consolidated financial statements.

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTATEMENT AND CORRECTION OF AN ERROR

The financial statements for the 2005 periods have been restated to reflect the correction of an error as discussed below. No other changes have been made.

The Company has amended its annual report for the year ended December 31, 2004, and quarterly reports for the quarters ended March 31, 2005 and June 30, 2005, to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell Capital Partners, LLP ("Cornell"). In October 2005, the staff (the "Staff") of the United States Securities and Exchange Commission (the "SEC") issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities (see Note
4). The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004, Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the year ended December 30, 2004, as previously reported from $(5,488,455) to $(5,929,891) or $(0.06)
per share. In addition, the liability for convertible debentures and notes payable to Cornell previously reported on the balance sheet was reduced $575,000 to $0, the amount reported on the balance sheet for derivative instruments was increased from $0 to $827,402.

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

DERIVATIVE INSTRUMENTS

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The application of SFAS No. 131 did not affect results of operations or financial position but does require the disclosure of segment information as presented in Note 16. The Company currently operates in two business segments, and will evaluate additional segment disclosure requirements as it expands operations.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003 the Company incurred net (losses) of ($5,929,891) and ($4,902,363), respectively. At December 31, 2004, the Company had a working capital (deficit) of $(879,045) and stockholders' (deficit) of $(1,863,652). In addition the Company is subject to legal action (see Note 11).

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 3. FINANCING AGREEMENTS WITH CORNELL

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

The Company is obligated to pay a cash commitment fee to Cornell equal to 5% of each advance, payable directly from the gross proceeds of each advance, to be held in escrow, pursuant to the Escrow Agreement entered into with Cornell. Effective March 23, 2004, upon the execution of the Standby Agreement, the Company issued 490,000 shares of its common stock to Cornell at $.48 per share, $235,200. The "Commitment" shares were valued at the fair market value of the shares at March 23, 2004, the date of execution of the Standby Agreement, and are capitalized as financing costs and amortized as interest expense over the two year commitment period of the Standby Agreement. Interest expense associated with the financing costs amounted to $245,200 for the year ended December 31, 2004, at which date the unamortized balance of the financing costs was $160,000. An additional $10,000 of the Company's common stock was issued to Newbridge Securities Corporation ("Newbridge"), valued at the fair market value of the shares as of March 23, 2004 (20,833 shares at $0.48 per share).

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

NOTE 4. DERIVATIVE INSTRUMENTS

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

At December 31, 2004, the following derivative liabilities and embedded derivative instruments were outstanding:

                                                                                            Value -
                                                                           Value - Issue    December 31,
Issue Date       Expiry Date                                               Date             2004
---------------- ------------- ----------------------------------------    ---------------- ---------------
05-07-2004       05-07-2006    $250,000 convertible debentures                  $  251,435         $   858

06-30-2004       06-30-2006    $100,000 convertible debentures                     144,251             520

08-13-2004       08-13-2006    $150,000 convertible debentures                     152,102           2,665

08-30-2004       08-30-2006    $250,000 unsecured promissory notes                 216,835              --

11-30-2004       11-30-2006    $150,000 unsecured promissory notes                 112,662         145,047

Fair value of bifurcated embedded derivative instrument liabilities
associated with the above convertible notes                                    678,312
                                                                          ------------

Total derivative financial instruments                                    $    827,402
                                                                          ============

Secured Convertible Debentures; 5% per annum; due May 7, 2006             $    250,000
Less: face amount of Debentures converted                                      (75,000)
                                                                          ------------
                                                                               175,000
Less: unamortized bifurcated embedded derivative instruments                  (175,000)
                                                                          ------------
                                                                          $         --
                                                                          ------------

Secured Convertible Debentures; 5% per annum; due June 30, 2006           $    100,000
Less: unamortized bifurcated embedded derivative instruments                  (100,000)
                                                                          ------------
                                                                          $         --
                                                                          ------------

Secured Convertible Debentures; 5% per annum; due August 13, 2006         $    150,000
Less: unamortized bifurcated embedded derivative instruments                  (150,000)
                                                                          ------------
                                                                          $         --
                                                                          ------------

Unsecured Promissory Notes; 12% per annum; due August 30, 2006            $    250,000
Less: face amount of Promissory Notes converted                               (250,000)
                                                                          ------------
                                                                          $         --
                                                                          ------------

                                                                          ------------
Unsecured Promissory Notes; 12% per annum; due November 30, 2006          $    150,000
                                                                          ------------
Less: unamortized bifurcated embedded derivative instruments                  (150,000)
                                                                          ------------
                                                                          $         --
                                                                          ------------

                                                                          ------------

Total carrying value at December 31, 2004                                 $         --
                                                                          ============

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 5. STOCKHOLDERS' (DEFICIT)

On June 9, 2004, the Company filed an Amendment to its Articles of Incorporation to increase its authorized capital to 500,000,000 shares of $.001 par value common stock.

During the year ended December 31, 2004, the Company issued a total of 33,778,307 shares of its common stock. The Company issued 6,600,000 shares for cash of $587,800. The Company issued 8,799,833 shares for services valued at $2,560,380, the fair value of the shares on the date the Company agreed to issue them, of which $1,850,105 was expensed as non-cash stock compensation (general and administrative), $166,279 was expensed as part of discontinued operations and $543,996 has been deferred to be amortized over the terms of certain consulting agreements discussed more fully in Note 15. The Company issued 510,833 shares to Cornell and Newbridge, with at a value of $245,200, $85,200 was expensed as non-cash interest and $160,000 was recorded as financing costs to be amortized over the terms of the agreement in connection with the Standby Agreements in Note 3. An additional 2,177,290 shares were issued in connection with the payment of $250,000 in promissory notes discussed in Note 3, and 679,855 shares were issued in connection with the conversion of $75,000 worth of convertible debentures, as described in Note 4. The Company issued 5,010,496 shares for the purchase of Pluto valued at $601,260 and 10,000,000 shares for an investment in Central Solutions valued at $902,000.

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

Net sales and net income (loss) from discontinued operations are as follows:

                                                      2004              2003
                                                  ------------      ------------
Net sales                                         $    174,810      $  2,887,704
                                                  ============      ============
Net income (loss)                                 $   (972,734)     $    362,770
                                                  ============      ============

Assets related to discontinued operations, which were included in the sale, were as follows as of December 31, 2003:

Inventory                                                           $      2,070
Property and equipment - net                                               3,295
Intangible assets - net                                                   11,746
                                                                    ------------
  Net assets of discontinued operations                             $     17,111
                                                                    ============

Net liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of December 31, 2004:

Property and equipment - net                                       $     16,020
Deposits                                                                 11,179
Accounts payable and accrued expenses                                  (135,353)
Notes payable and accrued interest - related                            (21,741)
Accrued expenses - shareholder                                         (249,276)
                                                                   ------------
  Net liabilities of discontinued operations                       $   (379,171)
                                                                   ============

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                      Reconciling       Tax
                                                         Item          Effect
                                                     ------------   ------------
Net operating loss carryforward                      $  4,617,000   $  1,570,000
                                                     ============   ============

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

Summarized information relative to the Company's stock option plan is as follows:

                                                                      Weighted
                                                                       Average
                                                      Number of       Exercise
                                                       Shares          Price
                                                    ------------    ------------

Outstanding at January 1, 2004                         1,350,000    $       0.08
Granted                                                       --              --
Exercised                                                     --              --
Forfeited                                               (600,000)             --
                                                    ------------    ------------

Outstanding at December 31, 2004                         750,000    $       0.08
                                                    ============    ============

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 11. CONTINGENT LIABILITY

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

On April 1, 2003, the State of Washington filed a civil action in the State of Washington, King County Superior Court against the Company's subsidiary alleging sales of cigarettes to minors, deceptive failure to file Jenkins Act reports and inform Washington consumers that they are required to pay sales taxes to the State of Washington. The suit's four counts alleged unfair business practice, unfair method of compensation and misrepresentation. The suit sought injunctive relief restraining Nexicon, Inc. from continuing to engage in unlawful conduct, restitution to consumers and civil penalties of up to $2,000 per violation, plus attorneys' fees and costs. Subsequent to December 31, 2005, the parties agreed to settle for $10,000, which funds were released from escrow on April 15, 2006.

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

SATSECURE(C) SYSTEMS

In December 2004, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement which was consummated March 17, 2005. The Company agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI for a total purchase price of $240,000 payable as $20,000 at closing and a note payable for $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months, plus equipment located in the OSSI facility with a net book value of $16,020, which is included in net liabilities of discontinued operations at December 31, 2004. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various associated tradenames. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements (Note 6).

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 13. ACQUISITION OF ASSETS AND LOSS ON ASSET IMPAIRMENT

OSSI

Effective November 19, 2003, the Company entered into a merger agreement with Orion Security Services, Inc. ("OSSI"), a Wisconsin corporation in the development stage, that provides secure computer network and management solutions, and video surveillance systems via satellite communication. The business combination has been accounted for as a purchase. The results of operations of OSSI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of OSSI, the Company issued 50,000,000 shares of its common stock valued at $4,500,000. The shares were valued at $.09 per share, the fair market value at November 19, 2003. As of December 31, 2003, the Company recorded a loss on asset impairment related to this investment, in the amount of $4,500,000, which was charged to operations.

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

Future minimum lease payments pursuant to these agreements are as follows:

 Year ended
December 31        Amount
------------   ------------
2005           $     85,720
2006                 87,781
2007                 24,253
               ------------
               $    197,754
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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

                                           Billing
                                          Solutions        Network                        Total as
                                           Systems        Security        Corporate       Reported
                                        ------------    ------------    ------------    ------------
For the year ended December 31, 2004:
  Reportable segments
    External revenues                   $     47,480    $    448,510    $         --    $    495,990
    Depreciation and amortization             17,644           4,318             867          22,829
    Operating (loss)                        (202,979)       (545,026)     (4,011,971)     (4,759,976)
    Assets                                    73,756           3,265         376,550         453,571
    Capital expenditures                       2,000          10,994              --          12,994

For the year ended December 31, 2003:
  Reportable segments
    External revenues                   $         --    $         --    $         --    $         --
    Depreciation and amortization                 --             271           1,012           1,283
    Operating (loss)                              --              --      (5,223,527)     (5,223,527)
    Assets                                        --           8,296         144,260         152,556
    Capital expenditures                          --         (15,621)          6,279          (9,342)

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

                                  NEXICON, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

NOTE 18. RESTATEMENT AND CORRECTION OF AN ERROR

The financial statements for the 2005 periods have been restated to reflect the correction of an error as discussed below. No other changes have been made.

The Company has amended its annual report for the year ended December 31, 2004, and quarterly reports for the quarters ended March 31, 2005 and June 30, 2005, to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell Capital Partners, LLP ("Cornell"). In October 2005, the staff (the "Staff") of the United States Securities and Exchange Commission (the "SEC") issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities (see Note
4). The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004, Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the year ended December 30, 2004, as previously reported from $(5,488,455) to $(5,929,891) or $(0.06)
per share. In addition, the liability for convertible debentures and notes payable to Cornell previously reported on the balance sheet was reduced $575,000 to $0, the amount reported on the balance sheet for derivative instruments was increased from $0 to $827,402.