Form 10QSB/A
period 2005-03-31
Nexicon
filed 2006-02-13
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB


 |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934.


                  For the quarterly period ended March 31, 2005


 |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For transition period from _______________ to _________________


                             Commission file number
                                    000-30244
                                    ---------

                                  NEXICON, INC.
                                  -------------
                 (Name of small business issuer in its charter)

              Nevada                                    13-3389415
              ------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

       400 Gold SW, Suite 1000,
            Albuquerque, NM                               87102
            ---------------                               -----
(Address of principal executive offices)                (Zip code)

                                 (505) 248-0000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

There were 118,344,445, par value $0.001 per share, shares of common stock outstanding as of May 5, 2005.

                                     PART I


FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Restated)
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS

    Cash                                                           $    596,732
    Restricted cash                                                      11,075
    Receivables, net of allowance for doubtful
         accounts of $2,364                                              59,098
    Receivables - related parties                                         8,369
    Receivable - AIC                                                     54,674
    Interest receivable - AIC                                               382
    Financing costs                                                     117,600
    Prepaid expense                                                       3,552
                                                                   ------------
     Total current assets                                               851,482
                                                                   ------------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $136,508                                   13,757
                                                                   ------------
OTHER ASSETS
  Financing cost, net                                                    13,000
  Investment in Mercury                                                 147,851
  Deposit                                                                 3,649
                                                                   ------------
                                                                        164,500
                                                                   ------------
                                                                   $  1,029,739
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    660,814
  Accrued expenses - shareholders                                       381,738
  Deferred gain                                                          37,563
  Net liabilities of discontinued operations                            362,605
                                                                   ------------
     Total current liabilities                                        1,442,720
                                                                   ------------

DERIVATIVE FINANCIAL INSTRUMENTS                                      1,855,892
                                                                   ------------
STOCKHOLDERS' (DEFICIT)
   Common stock, $0.001 par value, 500,000,000 shares
     authorized, 111,282,238 shares issued and
     outstanding                                                        111,283
   Additional paid-in capital                                        13,405,670
   Treasury stock, 15,000,000 shares at par value                        15,000
   Deferred stock compensation                                         (285,374)
   Stock subscription receivable                                     (2,800,000)
   Accumulated (deficit)                                            (12,871,880)
                                                                   ------------

                                                                     (2,425,301)
   Other comprehensive income:
   Currency translation adjustment                                      156,428
                                                                   ------------
                                                                     (2,268,873)
                                                                   ============
                                                                   $  1,029,739
                                                                   ============

        The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                               Three Months Ended March 31,
                                                               2005                    2004
                                                             (Restated)           (Restated)
                                                            -------------        -------------
Revenues                                                    $      32,059        $          --
                                                            -------------        -------------
Cost of goods sold                                                 24,598                   --
General and administrative expenses                               612,338              560,881
Non-cash compensation-general and administrative                  258,622              248,250
                                                            -------------        -------------
(Loss) from operations                                           (863,499)            (809,131)
                                                            -------------        -------------
Other income (expense):
   Interest income                                                  1,367                   --
   Derivative instruments expense                                (240,144)                  --
   Non-cash interest expense                                      (29,400)                  --
   Interest expense                                                    --                 (571)
                                                            -------------        -------------
                                                                 (268,177)                (571)
Net (loss) before income tax                                   (1,131,676)            (809,702)

Income tax (benefit)                                              (17,000)             (29,000)
                                                            -------------        -------------
(Loss) before discontinued operations                          (1,114,676)            (780,702)
Discontinued operations:
  (Loss) on sale of assets of discontinued operations             (14,110)                  --
  Net (loss) from discontinued operations, net
    of income taxes of $17,000 and $29,000 respectively           (68,128)            (114,049)
                                                            -------------        -------------
Net (loss)                                                     (1,196,914)            (894,751)

Other comprehensive income

  Foreign currency translation adjustment                          29,198                   --
                                                            -------------        -------------
Net comprehensive (loss)                                    $  (1,167,716)       $    (894,751)
                                                            =============        =============

Weighted average shares
  outstanding (basic and diluted)                             120,011,970           89,892,030
                                                            =============        =============

Net (loss) per common share-basic and diluted
   (Loss) from operations                                   $       (0.01)       $       (0.01)
   Income from discontinued operations                                 --                   --
   Foreign currency translation adjustment                             --                   --
                                                            -------------        -------------
                                                            $       (0.01)       $       (0.01)
                                                            =============        =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  NEXICON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                            2005            2004
                                                         (Restated)       (Restated)
                                                        -----------      -----------
Cash flows from operating activities:
Net cash (used in) operating activities                 $  (680,256)     $  (343,759)
                                                        -----------      -----------
Cash flows from investing activities:
   Purchase property and equipment                          (21,499)         (11,949)
                                                        -----------      -----------
          Net cash (used in) investing activities           (21,499)         (11,949)
                                                        -----------      -----------
Cash flows from financing activities
   Proceeds from sale of common stock                        30,000          443,881
   Proceeds from notes payable                            1,250,000               --
                                                        -----------      -----------
          Net cash provided by financing activities       1,280,000          443,881
                                                        -----------      -----------
          Net increase in cash                              578,245           88,173
Beginning cash balance                                       29,562            9,299
                                                        -----------      -----------
Ending cash balance                                     $   607,807      $    97,472
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

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of Nexicon, Inc. ("Nexicon" or the "Company") as of December 31, 2004 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

Restatement and Correction of an Error

The Company is in the process of amending its annual report for the year ended December 31, 2004, to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell Capital Partners, LP ("Cornell"). In October 2005, the staff (the "Staff") of the United States Securities and Exchange Commission (the "SEC") issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities see Note
7. The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004, Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the three months ended March 31, 2005, as previously reported from $(980,419) to $(1,196,914) or $(.01)
per share. In addition, the liability for convertible debentures and note payable to Cornell previously reported on the balance sheet was reduced $1,550,000 to $0, the amount reported on the balance sheet for derivative instruments was increased from $0 to $1,855,892 and the amount reported on the balance sheet for accrued interest decreased from $32,441 to $0.


Reclassification

Certain amounts from the three months ended March 31, 2004, financial statements have been reclassified to conform to current period presentation.

(2) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2005, the Company incurred a net (loss) of ($1,196,914). At March 31, 2005, the Company had a working capital (deficit) of ($591,238) and stockholders' (deficit) of ($2,268,873).

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned subsidiary, Pluto Communications International, AS ("Pluto") and through its "Charon" Billing and Operational Support System sales, in conjunction with ComSecure(C) Controller sales, through its wholly-owned subsidiary Orion Security Systems, Inc. ("OSSI"), hopes to attain profitable operations.

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

(4) Stockholders' (Deficit)

During the quarter ended March 31, 2005, the Company issued an aggregate of 500,000 shares of its common stock for cash in the amount of $30,000, 416,667 shares in connection with the conversion of $20,000 worth of debentures, and 5,871,845 shares in connection with the Standby Equity Distribution Agreement discussed in Note 7.

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

Net sales and net income (loss) from discontinued operations are as follows:


                                    2005                        2004
                                 ----------                  ----------
     Net sales                   $       --                  $       --
                                 ==========                  ==========
     Net (loss)                  $  (68,128)                 $ (114,049)
                                 ==========                  ==========

Net assets and liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of March 31, 2005:

Property and equipment - net                                          $     370
Deposits                                                                 11,179
Accounts payable and accrued expenses                                  (131,799)
Notes payable and accrued interest - related                           (220,000)
Accrued expenses - shareholder                                          (22,355)
                                                                      ---------
   Net liabilities of discontinued operations                         $(362,605)
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

(7) Commitments

Operating lease

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. The Company remains liable on the OSSI lease through its term and is actively pursuing a sublessee, since the McLean, Virginia operations have been discontinued. Effective April 1, 2004, the Company entered into an operating lease agreement for its corporate headquarters in Albuquerque, New Mexico, commencing April 1, 2004 and continuing through March 31, 2006.

Future minimum lease payments pursuant to these agreements are as follows:

                      Year ended
                      December 31                  Amount
                      -----------                ---------
                      2005                       $  16,769
                      2006                          87,781
                      2007                          24,253
                                                 ---------
                                                 $ 128,803
                                                 =========

Financing Agreements with Cornell

The Company entered into the following financing agreements with Cornell in 2004 and 2005:

Standby Equity Distribution Agreement

On March 23, 2004, the Company and Cornell entered into a Standby Equity Distribution Agreement ("SEDA"), pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell, up to $20,000,000 of the Company's common stock. The previous Equity Line of Credit agreement was terminated upon execution of the SEDA. As a condition precedent to the execution of the SEDA, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, related to the shares issuable under the SEDA. The commitment period for the SEDA extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the registration statement, August 11, 2004.

The Company is obligated to pay a cash commitment fee to Cornell equal to 5% of each advance, payable directly from the gross proceeds of each advance. Effective March 23, 2004, upon the execution of the SEDA, the Company issued 490,000 shares of its common stock to Cornell at $0.48 per share, or $235,200. The "Commitment" shares were valued at the fair market value of the shares at March 23, 2004, the date of execution of the SEDA, and are capitalized as financing costs and amortized as interest expense over the two-year commitment period of the SEDA. During the quarter ended March 31, 2005, $29,400 was expensed as non-cash interest expense leaving a balance of $130,600 to be amortized.

The Company cannot predict the number of shares to be issued, or the gross proceeds to be derived from the sale of such shares pursuant to the SEDA, as the purchase price of the shares will fluctuate based on the prevailing market conditions. In addition, 5,871,845 shares of the Company's common stock with a fair market value of $253,427 were issued pursuant to the SEDA, which was used for partial repayment of the promissory notes.

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

At March 31, 2005, the following derivative liabilities and embedded derivative instruments were outstanding:


                                                                                            Value -
                                                                           Value -          March 31,
Issue Date       Expiry Date                                               Issue Date       2005
-----------------------------------------------------------------------------------------------------------
05-07-2004       05-07-2006    $250,000 convertible debentures             $  251,435      $     1,364

06-30-2004       06-30-2006    $100,000 convertible debentures                144,251              910

08-13-2004       08-13-2006    $150,000 convertible debentures                152,102            4,102

08-30-2004       08-30-2006    $250,000 unsecured promissory notes            216,835               --

11-30-2004       11-30-2006    $150,000 unsecured promissory notes            112,662               --

01-19-2005       01-19-2007    $250,000 unsecured promissory notes            179,005          154,725

03-08-2005       03-08-2007    $1,000,000 unsecured promissory notes          539,330          488,458

Fair value of bifurcated embedded derivative instrument liabilities
  associated with the above convertible notes                                              $ 1,206,333
                                                                                           -----------

Total derivative financial instruments                                                     $ 1,855,892
                                                                                           ===========

(8)  Reportable Segments

The Company has two reportable segments, billing solutions systems and network security and video surveillance systems. The accounting policies of the segments are substantially the same as those of the Company. All revenues generated in the segments are external. For the three months ended March 31, 2005 and 2004, the total reportable segment information is as follows:

                                                    Billing                                                      Total
                                                   Solutions           Network                                    as
                                                    Systems            Security            Corporate           Reported
                                                  -----------         -----------         -----------         -----------
For the three months ended March 31, 2005:
Reportable segments
       External revenues                          $    32,059         $        --         $        --         $    32,059
       Depreciation and amortization                   13,646                 581                 233              14,460
       Operating (loss)                              (182,635)            (98,043)           (582,821)           (863,499)
       Assets                                         133,923                  --             895,816           1,029,739
       Capital expenditures
       (disposals)                                         --             (21,499)                 --             (21,499)

For the three months ended March 31, 2004:
Reportable segments
       External revenues                          $        --         $        --         $        --         $        --
       Depreciation and amortization                       --                 662                 133                 795
       Operating (loss)                                    --            (218,698)           (590,433)           (809,131)
       Assets                                              --              62,590             250,786             313,376
       Capital expenditures
       (disposals)                                         --             (11,949)                 --             (11,949)


External revenues for groups of similar products and services, consisted principally of the ComSecure(C) network security system, ($0) and telephone billing systems ($32,059). The security segment is operating and has derived its revenues in the United States during the three months ended March 31, 2004, and had no revenues in 2003. The Billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden in 2004 and had no revenues in 2003.

(9)  Subsequent Events

Subsequent to March 31, 2005, the Company issued 1,000,000 shares of its common stock for cash in the amount of $20,000. The Company issued 6,061,695 shares of common to Cornell Capital Partners in connection with the SEDA (see Note 7).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

Overview

On March 17, 2005, Nexicon, Inc. ("Nexicon" or the "Company") decided to discontinue operations of its Orion Security Services ("OSSI") SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15th of each month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various associated tradenames. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division.

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

The identification of, and accounting for, derivative instruments is complex. The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities, the Company determines the fair value of these instruments using the Black-Scholes Option Pricing Model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of the Company's common stock price over the life of the option. The Company has estimated the future volatility of its common stock price based the history of the Company's stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the Company's financial statements.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net (loss) of ($5,929,891) and for the three months ended March 31, 2005, the Company incurred a net (loss) of ($1,196,914). At March 31, 2005, the Company had a working capital (deficit) of $(591,238) and stockholders' (deficit) of $(2,268,873). In addition the Company is subject to legal action. Specifically, on January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

Notwithstanding the foregoing, there can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent that the Company is unable to raise the necessary operating capital it will become necessary to curtail operations. Additionally, even if the Company raises operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable us to develop its business to a level where the Company will generate positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2005 Compared With The Three Months Ended March 31, 2004

Revenues during the three months ended March 31, 2005, were $32,059 due to Charon billing system sales, as compared to $0 for the same period in 2004, an increase of $32,059.

Cost of goods sold during the three months ended March 31, 2005 was $24,598 as compared to $0 for the same period in 2004, an increase of $24,598. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system. Adding more customers to the Charon system should not increase the cost of goods sold on an on-going basis.

General and administrative expenses for the first quarter ended March 31, 2005 were $612,338, as compared to $560,881 for the same period last year. The increase of approximately $51,457 or 9.2% was primarily due to decreases in advertising of $10,653, in professional fees of $113,311 and offset by increases in payroll expense of $133,338, in rent of $13,855, in depreciation of $13,667, in travel of $744 and in utilities, telephone and other miscellaneous expenses of $13,817.

During the three months ended March 31, 2005, the major components of general and administrative expenses were approximately $300,388 in payroll expenses, $205,090 in professional fees, $21,876 in rent, $14,460 in depreciation, $36,829 in travel, $8,892 in telephone, and $24,803 in utilities and other miscellaneous expenses.

During the three months ended March 31, 2004, the major components of general and administrative expenses were approximately $10,653 in advertising, $167,050 in payroll expenses, $318,401 in professional fees, $8,021 in rent, $793 in depreciation, $36,085 in travel, $6,610 in telephone, $5,554 in general liability insurance and $7,714 in utilities and other miscellaneous expenses.

Other income and (expense) for the quarter ended March 31, 2005, included interest income of $1,367, derivative instruments expense $(240,144) and, non-cash interest expense of $(29,400). Interest (expense) of $(571) was recorded in the prior year.

Net loss from discontinued operations for the periods ended March 31, 2005 and 2004, were $82,238 and $114,049, respectively.

The Company had a net loss of $1,196,914 for the three months ended March 31, 2005, compared to net loss of $894,751 for the same period last year, an increase of $302,163 or 33.8%. The Company recorded a net comprehensive loss of $1,167,716 for the three months ended March 31, 2005.

Liquidity and Capital Resources

For the quarter ended March 31, 2005, cash used in operations was $680,256, as compared to $343,759 for the same period in 2004. For the quarter ended March 31, 2005, cash used in investing activities was $21,499, as compared to $11,949 for same period of 2004. The increase in 2005 was attributable to an increase in the purchase of property and equipment. For the quarter ended March 31, 2005, cash provided by financing activities was $1,280,000, as compared to $443,881 for the same period in 2004. The increase in 2005 was attributable to an increase in proceeds from notes payable of $1,250,000 offset by a decrease in proceeds from sale of stock of $413,881. There was a net increase in cash of $578,245 for the quarter ended March 31, 2005, as compared to $88,173. The Company had cash-on-hand of $607,807 as of March 31, 2005.

The Company's primary need for cash during the next 12 months is to satisfy current liabilities of $1,442,720, as well as to support the Company's current operations. As of March 31, 2005, the Company had a working capital (deficit) of ($591,238). The Company's current operating expenses are expected to be $250,000 per month, including payroll, rent, utilities and litigation costs. The Company in the next twelve months expects to receive the balance of $54,674 of the current receivable from AIC and hopes to achieve profitable operations through sales of its ComSecure(C) Controller and Charon billing system. However, the Company will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement.

In March 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). This agreement replaces the Standby Equity Distribution Agreement (the "SEDA") entered into in September 2001. Pursuant to this agreement, the Company may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If the Company requests an advance under the SEDA, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Cornell intends to sell any shares purchased under the SEDA at the market price.

Subsequent to March 31, 2005, the Company issued 1,000,000 shares of its common stock for cash in the amount of $20.000. In addition, 6,061,695 shares were issued in connection with the SEDA.

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

      (b)   Changes In Internal Controls Over Financial Reporting:

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, the Company issued an aggregate of 500,000 shares of its common stock for cash of $30,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. Exhibits And Reports On Form 8-K

(a)   The following exhibits are filed as part of this filing:

Exhibit No.           Description                                              Location
---------------       -----------------------------------------------------    ---------------------------------------------
10.1                  Share Exchange Agreement dated as of June 16, 2004       Incorporated by reference to Exhibit 99.1 to
                      between the Company and Pluto Communications             the Company's current report on Form 8K filed
                      International A.S.                                       on March 2, 2004

10.2                  Amendment to Share Exchange Agreement between the        Incorporated by reference to Exhibit 99.2 to
                      Company and Pluto Communications International A.S.      the Company's current report on Form 8K filed
                      dated as of November 15, 2004                            on March 2, 2005

10.3                  Repurchase Agreement dated as of March 17, 2005          Incorporated by reference to Exhibit 99.1 to
                      between Nexicon and Robert Demson                        the Company's current report on Form 8K filed
                                                                               on March 19, 2005

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

(b)   Reports of Form 8-K

         On March 2, 2005, the Company filed a current report on Form 8K announcing the acquisition of Pluto Communications International AS, on November 17, 2004.

         On March 19, 2005, the Company filed a current report on Form 8K announcing the repurchase of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                       NEXICON, INC.

February 10, 2006                      By:  /s/ Richard A. Urrea
                                            ------------------------------------
                                            Richard A. Urrea
                                            President, Chief Executive Officer
                                            and Principal Executive Officer


February 10, 2006                      By:  /s/ Daniel Urrea
                                            ------------------------------------
                                            Daniel Urrea
                                            Chief Financial Officer and
                                            Principal Accounting Officer