Form 10QSB/A
period 2005-06-30
Nexicon
filed 2006-02-13
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


      (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

      Yes |_| No |X|

      There were 114,812,402, par value $0.001 per share, shares of common stock outstanding as of August 15, 2005.

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Restated)
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                                      $     24,968
  Restricted cash                                                                    878
  Receivables, net of allowance for doubtful accounts of $1,373                   19,635
  Receivables - related parties                                                    5,474
  Receivable - AIC                                                                54,674
  Interest receivable - AIC                                                          382
  Prepaid expense                                                                  3,173
                                                                            ------------

    Total current assets                                                         109,184
                                                                            ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $131,021               36,854
                                                                            ------------

OTHER ASSETS
  Investment in Mercury                                                          147,851
  Deposit                                                                          3,895
                                                                            ------------
                                                                                 151,746
                                                                            ------------
                                                                            $    297,784
                                                                            ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $    598,668
  Accrued expenses - shareholders                                                377,771
  Deferred gain                                                                   37,563
  Net liabilities of discontinued operations                                     308,801
                                                                            ------------

    Total current liabilities                                                  1,322,803
                                                                            ------------

 DERIVATIVE FINANCIAL INSTRUMENTS                                              2,368,640
                                                                            ------------

STOCKHOLDERS' (DEFICIT)
  Common stock, $0.001 par value, 500,000,000 shares authorized,
    122,306,945 shares issued and outstanding                                    122,307
  Additional paid-in capital                                                  13,727,762
  Deferred stock compensation                                                    (26,753)
  Stock subscription receivable                                               (2,800,000)
  Accumulated (deficit)                                                      (14,541,310)
                                                                            ------------
                                                                              (3,517,994)
  Other comprehensive income:
    Currency translation adjustment                                              124,335
                                                                            ------------
                                                                              (3,393,659)
                                                                            ------------
                                                                            $    297,784
                                                                            ============

      The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (unaudited)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2005            2004             2005              2004
                                                  (Restated)      (Restated)       (Restated)       (Restated)
                                                -------------    -------------    -------------    -------------
Revenues                                        $      24,255    $          --    $      56,314    $          --
                                                -------------    -------------    -------------    -------------

Cost of goods sold                                     18,454               --           42,853               --
General and administrative expenses                   502,200          519,784        1,114,737        1,080,665
Non-cash compensation-general and
  administrative                                      266,621          214,726          525,243          462,976
                                                -------------    -------------    -------------    -------------

(Loss) from operations                               (763,020)        (734,510)      (1,626,519)      (1,543,641)
                                                -------------    -------------    -------------    -------------

Other income (expense):
  Interest income                                         113            4,047            1,480            4,047
  Non-cash interest expense                          (130,600)              --         (160,000)              --
  Derivative instruments expense                     (546,152)        (156,100)      (1,002,791)        (156,100)
  Interest expense                                         --             (578)              --           (1,149)
                                                -------------    -------------    -------------    -------------
                                                     (676,639)        (152,631)      (1,161,311)        (153,202)
                                                -------------    -------------    -------------    -------------
Net (loss) before income tax                       (1,439,659)        (887,141)      (2,787,830)      (1,696,843)

Income tax (benefit)                                   (4,000)         (38,000)         (21,000)         (67,000)
                                                -------------    -------------    -------------    -------------

(Loss) before discontinued operations              (1,435,659)        (849,141)      (2,766,830)      (1,629,843)

Discontinued operations:
  Gain (loss) on sale of assets of
    discontinued operations                                --           29,286          (14,110)          29,286
  Net (loss) from discontinued operations,
    net of income taxes                               (17,276)        (150,400)         (85,404)        (264,450)
                                                -------------    -------------    -------------    -------------
Net (loss)                                         (1,452,935)        (970,255)      (2,866,344)      (1,865,007)

Other comprehensive (loss)
  Foreign currency translation adjustment             (32,093)              --           (2,895)              --
                                                -------------    -------------    -------------    -------------

Net comprehensive (loss)                        $  (1,485,028)   $    (970,255)   $  (2,869,239)   $  (1,865,007)
                                                =============    =============    =============    =============

Weighted average shares outstanding (basic
  and diluted)                                    118,049,914       92,144,691      119,036,303       91,232,956
                                                =============    =============    =============    =============

Net (loss) per common share-basic and diluted
  (Loss) from operations                        $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
  (Loss) from discontinued operations                   (0.00)           (0.00)           (0.00)           (0.00)
                                                -------------    -------------    -------------    -------------
                                                $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
                                                =============    =============    =============    =============

      The accompanying notes are an integral part of the consolidated financial statements.

                                  NEXICON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Six Months Eended
                                                         June 30,
                                                --------------------------
                                                    2005           2004
                                                 (Restated)     (Restated)
                                                -----------    -----------
Cash flows from operating activities:
  Net cash (used in) operating activities       $(1,304,607)   $  (673,100)
                                                -----------    -----------

Cash flows from investing activities:
  Deposit on stock investment                            --        (29,915)
  Deferred offering costs                                --        (25,318)
  Purchase of property and equipment                (39,109)       (12,995)
                                                -----------    -----------

    Net cash (used in) investing activities         (39,109)       (68,228)
                                                -----------    -----------

Cash flows from financing activities
  Proceeds from sale of common stock                 90,000        528,400
  Proceeds from notes payable                     1,250,000        260,447
                                                -----------    -----------

    Net cash provided by financing activities     1,340,000        788,847
                                                -----------    -----------

Net increase (decrease) in cash                      (3,716)        47,519

Beginning cash balance                               29,562          9,299
                                                -----------    -----------

Ending cash balance                             $    25,846    $    56,818
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

Restatement and Correction of an Error

The Company is in the process of amending its annual report for the year ended December 31, 2004, and quarterly report for the quarter ended March 31, 2005, to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell Capital Partners, LLP ("Cornell"). In October 2005, the staff (the "Staff") of the United States Securities and Exchange Commission (the "SEC") issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities (see Note 7). The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004, Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the three months and six months ended June 30, 2005, as previously reported from $(942,465) and $(1,922,884) to $(1,452,935) and $(2,866,344) or $(..01) and $(.02) per share.
In addition, the liability for convertible debentures previously reported on the balance sheet was reduced $1,380,000 to $0, the amount reported on the balance sheet for derivative instruments was increased from $0 to $2,368,640 and the amount reported on the balance sheet for accrued interest decreased from $61,559 to $0.

Reclassification

Certain amounts from the six months ended June 30, 2004, financial statements have been reclassified to conform to current period presentation.

 (2) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2005, the Company incurred a net (loss) of ($2,866,344). At June 30, 2005, the Company had a working capital (deficit) of ($1,213,619) and stockholders' (deficit) of ($3,393,659).

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

(4) Stockholders' (Deficit)

During the six months ended June 30, 2005, the Company issued 3,500,000 shares of its common stock for cash of $90,000. In addition the Company issued 400,000 shares to employees as compensation valued at the market price on the date of issue of $8,000 (which is included in non-cash compensation - general and administrative), 1,979,167 shares in connection with the conversion of $45,000 worth of debentures, and 11,933,540 shares in connection with the Standby Equity Distribution Agreement discussed in Note 7.

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

During the six months ended June 30, 2005, the Company recorded an aggregate of $525,243 in stock compensation expense consisting of the $8,000 described above, and the balance relating to the amortization of previously deferred financial consulting and media relations agreements entered into in 2004, over the terms of the respective agreements.

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

Net sales and net income (loss) from discontinued operations are as follows for the three month and six month periods:

                      2005                      2004
             ----------------------    ----------------------
Net sales    $      --    $      --    $      --    $      --
             ---------    ---------    ---------    ---------
Net (loss)   $ (17,276)   $ (85,404)   $(150,400)   $(264,450)
             =========    =========    =========    =========

Net assets and liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of June 30, 2005:

      Property and equipment - net                   $     352
      Deposits                                          11,179
      Accounts payable and accrued expenses           (137,977)
      Notes payable and accrued interest - related    (160,000)
      Accrued expenses - shareholder                   (22,355)
      Net liabilities of discontinued operations     $(308,801)

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

(7) Commitments

Operating lease

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004 and continues through April 30, 2007. The Company remains liable on the OSSI lease through its term and is actively pursuing a sublessee, since the McClean, Virginia operations have been discontinued. Effective April 1, 2004, the Company entered into an operating lease agreement for its corporate headquarters in Albuquerque, New Mexico, commencing April 1, 2004 and continuing through March 31, 2006.

Future minimum lease payments pursuant to these agreements are as follows:

     Year ended
     December 31              Amount
     --------------------    --------
     2005                    $ 16,769
     2006                      87,781
     2007                      24,253
                             --------
                             $128,803
                             ========

Financing agreements with Cornell Capital Partners, LP

The Company entered into the following financing agreements with Cornell in 2004, all of which have since been mutually terminated pursuant to the Termination Agreement dated June 23, 2005.

2004 Transactions

      o The 2004 Securities Purchase Agreement. On May 5, 2004, the Company entered into a Securities Purchase Agreement with Cornell (the "2004 Securities Purchase Agreement") pursuant to which the Company could sell to Cornell, and Cornell could purchase from the Company, up to $500,000 of secured convertible debentures pursuant to the terms contained in the secured debentures the Company issued in 2004. The 2004 Securities Purchase Agreement, along with all other financing agreements that the Company entered into with Cornell, were mutually terminated by Nexicon and Cornell pursuant to that certain Termination Agreement dated June 23, 2005.

      o The 2004 Standby Equity Distribution Agreement. On March 23, 2004, the Company entered into the 2004 Standby Equity Distribution Agreement (the "2004 SEDA") with Cornell. Pursuant to the 2004 SEDA, the Company could, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2004 SEDA, Cornell would pay the Company 99% of the lowest volume weighted average price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five trading days immediately following the notice date. Further, Cornell would retain a fee of 5% of each advance under the 2004 SEDA. In connection with the 2004 SEDA, Cornell received a one-time commitment fee in the form of 490,000 shares of the Company's common stock issued on June 14, 2004. The Company has drawn down an amount equal to $1,650,000 under the 2004 SEDA. The 2004 SEDA was mutually terminated by the Company and Cornell pursuant to the Termination Agreement dated June 23, 2005.

      o The 2004 Secured Convertible Debentures (Refinanced as the 2005 Secured Convertible Debentures). The 2004 Secured Convertible Debentures accrued interest at 5% per annum and were secured by a Security Agreement covering substantially all business assets. Principal plus accrued interest was either payable in full two years after the date of issue, or convertible at the holder's option, into shares of the Company's common stock. The conversion provision entitled the holder at any time, and from time to time, to convert all or any part of the principal plus accrued interest into the Company's common stock, at a per share price equal to the lesser of an amount equal to (i) 120% of the quoted closing bid price of the stock on the date of the debenture, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date. Interest was payable at maturity or conversion, either in cash or shares of the Company's common stock, at the holder's option. Cornell purchased a Secured Convertible Debenture in the principal amount of $250,000 from the Company on May 5, 2004, and a second Secured Convertible Debenture in the principal amount of $250,000 on August 12, 2004 (the "2004 Secured Convertible Debentures"). Both 2004 Secured Convertible Debentures were mutually terminated by the Company and Cornell pursuant to the Termination Agreement. However, the principal amount of $250,000 under the 2004 Secured Convertible Debenture issued on August 12, 2004 and an amount equal to $130,000 under the 2004 Secured Convertible Debenture issued on May 5, 2004, were refinanced as the 2005 Secured Convertible Debenture in the amount of $380,000 entered into by the Company and Cornell on July 7, 2005, the terms of which are described below.

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

2005 Transactions

The Company entered into the following financing agreements with Cornell Capital Partners in 2005:

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

      o The 2005 Secured Convertible Debenture (the Refinanced 2004 Secured Convertible Debentures). On July 5, 2005, the Company issued the 2005 Secured Convertible Debenture, effective as of June 24, 2005, in the principal amount of $380,000 (the "2005 Secured Convertible Debenture"). The Company refinanced the outstanding principal under the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debenture, which is convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture shall be, at the Company's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The 2005 Secured Convertible Debenture is secured by substantially all of the Company's assets, and accrues interest at a rate of 5% per year and has a 2-year term. The 2004 Secured Convertible Debentures were mutually terminated by the Company and Cornell pursuant to the Termination Agreement; however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debenture are now subject to the terms and conditions contained in the 2005 Secured Convertible Debentures.

            In May 2004, the Company entered into a Securities Purchase Agreement, whereby $500,000 of 5% secured, convertible debentures were issued Cornell (see above). During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. During the period ended June 30, 2005, the investor converted $45,000 of the debentures into 1,979,167 shares of the Company's common stock. At June 24, 2005, the balance of the debentures was $380,000 and the accrued interest was $22,896.

On July 14, 2005 the Company filed a Registration Statement on Form SB-2 with the SEC in which, 164,000,000 shares are being registered under the 2005 SEDA, 36,000,000 shares are being registered under the Secured Convertible Debentures, and an additional 5,828,496 shares are being registered on behalf of other stockholders.

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

At June 30, 2005, the following derivative liabilities and embedded derivative instruments were outstanding:

                                                                           Value -                 Value -
Issue Date       Expiry Date                                               Issue Date          June 30, 2005
-----------------------------------------------------------------------------------------------------------------
05-07-2004       05-07-2006    $250,000 convertible debentures             $  251,435           $     1,997

06-30-2004       06-30-2006    $100,000 convertible debentures                144,251                 1,591

08-13-2004       08-13-2006    $150,000 convertible debentures                152,102                 6,313

08-30-2004       08-30-2006    $250,000 unsecured promissory notes            216,835                    --

11-30-2004       11-30-2006    $150,000 unsecured promissory notes            112,662                    --

01-19-2005       01-19-2007    $250,000 unsecured promissory notes            179,005                    --

03-08-2005       03-08-2007    $1,000,000 unsecured promissory notes          539,330               580,781

Fair value of bifurcated embedded derivative instrument liabilities associated with the
above convertible notes                                                                           1,777,959
                                                                                                -----------

Total derivative financial instruments                                                          $ 2,368,640
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

For the three months ended June 30, 2005 and 2004, the total reportable segment information is as follows:

For the three months ended June 30, 2005:    Billing
                                            Solutions    Network                   Total as
                                             Systems     Security     Corporate    Reported
                                            ---------    ---------    ---------    ---------
  Reportable segments
    External revenues                       $  24,255    $      --    $      --    $  24,255
    Depreciation and amortization                 870           --          233        1,103
    Operating (loss)                         (142,736)     (34,140)    (586,144)    (763,020)
For the three months ended June 30, 2004:
  Reportable segments
    External revenues                       $      --    $      --    $      --    $      --
    Depreciation and amortization                  --          702          267          969
    Operating (loss)                               --     (122,078)    (612,432)    (734,510)

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

For the six months ended June 30, 2005 and 2004, the total reportable segment information is as follows:

                                             Billing
                                            Solutions          Network                             Total as
                                             Systems           Security         Corporate          Reported
For the six months ended June 30, 2005:   --------------    --------------    --------------    --------------
  Reportable segments
    External revenues                     $       56,314    $           --    $           --    $       56,314
    Depreciation and amortization                 14,516               582               466            15,563
    Operating (loss)                            (325,371)         (132,183)       (1,168,965)       (1,626,519)
    Assets                                        74,937                --           222,847           297,784
    Capital expenditures (disposals)              39,109           (23,058)               --            16,051
For the six months ended June 30, 2004:
  Reportable segments
    External revenues                     $           --    $           --    $           --    $           --
    Depreciation and amortization                     --             1,364               400             1,764
    Operating (loss)                                  --          (340,776)       (1,202,865)       (1,543,641)
    Assets                                            --                --           224,885           224,885
    Capital expenditures                              --                --                --                --

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

On July 13, 2005, Nexicon, Inc., entered into a Service Agreement (the "Service Agreement") with the Motion Picture Association of America (the "MPAA"), dated July 8, 2005, pursuant to which the Company will supply the MPAA with the Company's line of next-generation intelligence and data mining services worldwide. The initial term of the Service Agreement is six months and is renewable for a successive 6-month period unless either party provides the other party with 30 days' prior written notice.

On July 22, 2005, Nexicon, Inc. and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company will return its 35% ownership interest in Central Solutions and Central Solutions will return the 10,000,000 shares of the Company's common stock received per said agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

On March 17, 2005, Nexicon, Inc., (the "Company") decided to discontinue operations of its Orion Security Services, Inc. ("OSSI") business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15th of each month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to various associated trade names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division. Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto International, AS ("Pluto"), a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system. The business combination has been accounted for as a purchase. The results of operations of Pluto, AS have been included in the accompanying financial statements since the effective date of the acquisition.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net loss of $5,929,891 and for the six months ended June 30, 2005, the Company incurred a net loss of $2,866,344. At June 30, 2005, the Company had a working capital deficit of $1,213,619 and stockholders' deficit of $3,393,659. In addition the Company is subject to legal action. Specifically, on January 28, 2003, the Company was named in a civil suit filed by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that the Company failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages is to be determined at trial. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased a wholly-owned Pluto International AS, and through its "Charon" Billing and Operational
Support System sales in conjunction with ComSecure(C) Controller and network security sales, hopes to attain profitable operations.

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

Results of Operations

Three Months Ended June 30, 2005 Compared With The Three Months Ended June 30, 2004

Revenues during the three months ended June 30, 2005, were $24,255 due to Charon billing system sales ("Billing"), as compared to $0 for the same period in 2004, an increase of $24,255 or 100%. There were no security or surveillance system ("Security") revenues for the three months ended June 30, 2005 or 2004.

Cost of goods sold during the three months ended June 30, 2005 was $18,454 and solely attributable to Billing systems, as compared to $0 for the same period in 2004, an increase of $18,454 or 100%. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system. The Company believes that adding more customers to the Charon system should not increase the cost of goods sold on an ongoing basis.

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

Other income and (expense) for the three months ended June 30, 2005, was $(676,639) which included interest income of $113, non-cash interest expense of $(130,600) and derivative instruments expense of $(546,152). Interest income of $4,047, derivative instruments expense of $(156,100) and interest (expense) of $(578) for a total of $(152,631) was recorded in the comparative period in the prior year.

Net loss from discontinued operations for the three months ended June 30, 2005 and 2004, was $17,276 and $121,114, respectively, a decrease of $103,838 or 85.7%.

The Company had a net loss of $1,452,935 for the three months ended June 30, 2005, compared to net loss of $970,255 for the same period last year, an increase of $482,680 or 49.7%. The loss for the three months ended June 30, 2005 consisted of operating losses of $142,736 related to Billing, $34,140 from Security operations and $586,144 in general corporate expenses in addition to other expense of $676,639, income tax benefit of $4,000 and loss from discontinued operations of $17,276. In connection with this, the Company advanced funds in the amount of $142,445 and $101,120 to its Billing and Security segment operations, respectively, during the three months ended June 30, 2005. The 2004 loss was attributable to Security operations in the amount of $122,078 and general corporate expenses of $612,432, in addition to other expense of $152,631, tax benefit of $38,000 and loss from discontinued operations of $150,401. In connection with this, the Company advanced $531,133 to its Security segment operations for the three months ended June 30, 2004. There were no Billing operations for the three months ended June 30, 2004. The Company recorded a net comprehensive loss of $1,485,028 for the three months ended June 30, 2005. The difference of $(32,093), to arrive at comprehensive income for the period ended June 30, 2005, is comprised of the foreign currency translation adjustment attributable to the Billing segment.

Six Months Ended June 30, 2005 Compared With The Six Months Ended June 30, 2004

Revenues during the six months ended June 30, 2005, were $56,314 due to Billing Systems, as compared to $0 for the same period in 2004, an increase of $56,314. There were no Security revenues for the six months ended June 30, 2005 or 2004.

Cost of goods sold during the six months ended June 30, 2005 was $42,853 as compared to $0 for the same period in 2004, an increase of $42,853. Cost of goods sold includes the salaries of the individuals dedicated to the Charon billing system. Adding more customers to the Charon system should not increase the cost of goods sold on an on-going basis.

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

Other income and (expense) for the six months ended June 30, 2005, was $(1,161,311) which included interest income of $1,480, derivative instruments expense of ($1,002,791) and non-cash interest expense of ($160,000). Interest income of $4,047, derivative instruments expense of ($156,100) and interest (expense) of $(1,149) for a total of $(153,202) was recorded in the prior year.

Net loss from discontinued operations for the periods ended June 30, 2005 and 2004, were $99,514 and 235,164, respectively, a decrease of $135,650 or 57.7%.

The Company had a net loss of $2,866,344 for the six months ended June 30, 2005, compared to net loss of $1,865,007 for the same period last year, an increase of $1,001,337 or 53.6%. The loss for the six months ended June 30, 2005 consisted of operating losses of $325,371 related to Billing, $132,183 from Security operations and $1,168,965 in general corporate expenses in addition, to other expense of $1,161,311, income tax benefit of $21,000 and loss on discontinued operations of $99,514. In connection with this, the Company advanced funds in the amount of $375,458 and $268,142 to its Billing and Security segment operations, respectively, during the six months ended June 30, 2005. The 2004 loss was attributable to Security operations in the amount of $340,776 and general corporate expenses of $1,202,865 in addition to other expense of $153,202, tax benefit of $67,000 and loss on discontinued operations of $235,164. In connection with this, the Company advanced $531,133 to its Security segment operations for the period ended June 30, 2004. There were no Billing operations for the six months ended June 30, 2004. The Company recorded a net comprehensive loss of $2,869,239 for the six months ended June 30, 2005. The difference of $(2,895), to arrive at comprehensive income for the period ended June 30, 2005, is comprised of the foreign currency translation adjustment attributable to the Billing segment.

Liquidity and Capital Resources

During the period ended June 30, 2005 as compared to the same period in 2004, cash used in operations was $1,304,607 and $673,100, respectively. Cash used in investing activities for the periods ended June 30, 2005 and 2004 was $39,109 and $68,228, respectively. The reduction in cash used in 2005 was attributable to an increase in the purchase of property and equipment and no deposit on investment or deferred offering costs paid as in the six months ended June 30, 2004. For the six months ended June 30, 2005, cash provided by financing activities was $1,340,000, as compared to $788,847 for the same period in 2004. The increase in 2005 was attributable to an increase in proceeds from notes payable of $989,553 offset by a decrease in proceeds from sale of common stock of $438,400. There was a net decrease in cash of $3,716 for the period ended June 30, 2005, as compared to an increase of $47,519 for the same period in 2004. Nexicon had cash-on-hand of $25,846 as of June 30, 2005. Cash on hand, together with collection of receivables and reductions in expenses, will last until the end of September 2005.

The Company's primary needs for cash during the next 12 months are to satisfy current liabilities of $1,322,803, as well as to support the Company's current operations. As of June 30, 2005, the Company had a working capital (deficit) of ($1,213,619). The Company's current operating expenses are expected to be $250,000 per month, including payroll, rent, utilities and litigation costs. The Company in the next 12 months expects to receive the balance of $54,674 of the current receivable from American Indian Cigco, LLC and hopes to attain profitable operations through sales of its ComSecure Controller and Charon billing system. However, until profitable operations are achieved, the Company will need to raise additional capital to finance its current operations as well as any growth. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement entered into by the Company on July 5, 2005 (the "2005 SEDA").

On July 5, 2005, the Company entered into the 2005 SEDA with Cornell pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell will pay the Company 99% of the lowest volume weighted average price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five trading days immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the 2005 SEDA. In light of the limitations contained in the 2005 SEDA, the Company would need to submit a $300,000 advance request approximately every nine trading days for 24 months in order to attain the full $20,000,000 available under the 2005 SEDA; however, the Company does not currently have sufficient shares given the current price of the Company's stock to permit the delivery of the securities required to obtain the maximum $20,000,000 available under the 2005 SEDA. The 2005 SEDA replaced the Standby Equity Distribution Agreement that the Company entered into with Cornell on March 23, 2004 (the "2004 SEDA") described below pursuant to the terms of the termination agreement dated June 23, 2005, which was executed by the Company and Cornell (the "June 2005 Termination Agreement").

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

In May 2004, the Company entered into a Securities Purchase Agreement (the "2004 SPA") whereby $500,000 of 5% secured, convertible debentures were issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. During the six months ended June 30, 2005, the investor converted $45,000 worth of the debentures for 1,979,167 shares of the Company's common stock. At June 24, 2005, the balance of the debentures was $380,000 and the accrued interest was $22,896. On June 23, 2005, the 2004 SPA was terminated and on June 24, 2005 the Company entered into a new Securities Purchase Agreement (the "2005 SPA") whereby the Company refinanced the outstanding principal under the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debentures in the amount of $380,000, which is convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture shall be, at the Company's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The debentures bear interest at 5% per annum and are secured by a security agreement covering substantially all business assets.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, the Company issued an aggregate of 3,500,000 shares of its common stock for cash in the amount of $90,000, of which 400,000 shares were issued to employees as compensation valued at the market price on the date of issue of $8,000, 1,979,167 shares were issued in connection with the conversion of $45,000 worth of debentures, and 11,933,540 shares were issued in connection with the 2005 SEDA discussed in Note 7.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this filing:

Exhibit No          Description                                          Location
10.1                Standby Equity Distribution Agreement, dated as of   Incorporated by reference to Exhibit 99.1 to the
                    June 24, 2005, by and between the Company and        Company's Current Report on Form 8-K as filed
                    Cornell Capital Partners, LP                         with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.2                Registration Rights Agreement, dated as of June      Incorporated by reference to Exhibit 99.2 to the
                    24, 2005 , by and between the Company and Cornell    Company's Current Report on Form 8-K as filed
                    Capital Partners, LP                                 with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.3                Placement Agent Agreement, dated as of June 24,      Incorporated by reference to Exhibit 99.3 to the
                    2005, by and among the Company, Cornell Capital      Company's Current Report on Form 8-K as filed
                    Partners, LP, and Newbridge Securities Corporation   with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.4                Amended and Restate Security Agreement, dated as     Incorporated by reference to Exhibit 99.4 to the
                    of June 24, 2005, by and among the Company,          Company's Current Report on Form 8-K as filed
                    Cornell Capital Partners, LP and Newbridge           with the United States Securities and Exchange
                    Securities Corporation                               Commission on July 7, 2005

Exhibit No          Description                                          Location
10.5                Securities Purchase Agreement, dated as of June      Incorporated by reference to Exhibit 99.5 to the
                    24, 2005, by and between the Company and Cornell     Company's Current Report on Form 8-K as filed
                    Capital Partners, LP                                 with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.6                Secured Convertible Debenture, dated as of June      Incorporated by reference to Exhibit 99.6 to the
                    24, 2005, issued to Cornell Capital Partners, LP     Company's Current Report on Form 8-K as filed
                                                                         with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.7                Escrow Agreement, dated as of June 24, 2005, by      Incorporated by reference to Exhibit 99.7 to the
                    and among the Company, Cornell Capital Partners,     Company's Current Report on Form 8-K as filed
                    LP and David Gonzalez                                with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.8                Escrow Agreement, dated as of June 24, 2005, by      Incorporated by reference to Exhibit 99.8 to the
                    and among the Company, Cornell Capital Partners,     Company's Current Report on Form 8-K as filed
                    LP and David Gonzalez                                with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.9                Warrant, dated as of June 24, 2005, issued to        Incorporated by reference to Exhibit 99.9 to the
                    Cornell Capital Partners, LP                         Company's Current Report on Form 8-K as filed
                                                                         with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

10.10               Termination Agreement, dated June 23, 2005, by and   Incorporated by reference to Exhibit 99.10 to the
                    between the Company and Cornell Capital Partners,    Company's Current Report on Form 8-K as filed
                    LP                                                   with the United States Securities and Exchange
                                                                         Commission on July 7, 2005

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

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                           NEXICON, INC.

February 10, 2006                          By:      /s/ Richard A. Urrea
                                                    --------------------
                                                    Richard A. Urrea
                                                    President, Chief Executive
                                                    Officer and Principal
                                                    Executive Officer

February 10, 2006                          By:      /s/ Daniel Urrea
                                                    ----------------
                                                    Daniel Urrea
                                                    Chief Financial Officer
                                                    and Principal Accounting
                                                    Officer