Form 10KSB
period 2005-12-31
Nexicon
filed 2006-08-30
CIK 1053113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR TRANSITION PERIOD FROM            TO
                                         -----------    -----------

                        COMMISSION FILE NUMBER 000-30244

                                  NEXICON, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     NEVADA                              13-3389415
(State or other jurisdiction of incorporation)        (I.R.S. Employer
                                                    Identification Number)

          400 GOLD SW, SUITE 1000
          ALBUQUERQUE, NEW MEXICO                              87102
  (Address of principal executive offices)                  (Zip code)


                                                          (505) 248-0000
                                                    (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: COMMON STOCK, $0.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act:  NONE

               TITLE OF EACH CLASS COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| YES |X| NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange ACT). |_|

The issuer's operating revenues for its most recent fiscal year were: $394,146.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates (computed based on the average bid and asked price of the registrant's Common Stock quoted on the Pink Sheets): $5,691,648 ON JULY 31, 2006.

The number of shares of Common Stock outstanding: 212,183,351 ON AUGUST 17, 2006

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  |_| YES  |X|  NO

                                  NEXICON, INC.
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS


PART I                                                                        2
   ITEM 1.  DESCRIPTION OF BUSINESS                                           2
RISKS RELATED TO OUR BUSINESS                                                 4
   ITEM 2.  DESCRIPTION OF PROPERTY                                           7
   ITEM 3.  LEGAL PROCEEDINGS                                                 8
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               8
PART II                                                                       9
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          9
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        12
   ITEM 7.  FINANCIAL STATEMENTS                                             18

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         18
   ITEM 8A. CONTROLS AND PROCEDURES                                          18
   ITEM 8B. OTHER INFORMATION                                                18
PART III                                                                     19
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT       19
   ITEM 10. EXECUTIVE COMPENSATION                                           20
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       21
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   22
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                 23
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                           27
SIGNATURES                                                                   28
FINANCIAL STATEMENTS                                                        F-1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


      OVERVIEW

      Nexicon, Inc., formerly Cyco.net, Inc. ("Nexicon" or the "Company"), is the successor corporation to AVE, Inc. The Company was an e-commerce business until July 2003 when it sold the assets of its cigarette e-tail business. This decision was made after several states filed civil lawsuits against the New Mexico subsidiary involved in the sale of cigarettes over the Internet. The Company's management felt that although the Company had a meritorious defense it would be much too costly to defend its position in court. The Company chose to pursue other business opportunities and on November 19, 2003, Nexicon purchased all of the outstanding common stock of Orion Security Services, Inc., a Wisconsin corporation ("OSSI"), in a stock-for-stock purchase. On November 15, 2004, Nexicon purchased all of the outstanding common stock of Pluto
Communications International, AS, a Norwegian corporation ("Pluto"), in a stock-for-stock purchase. Pluto's name has been changed to Nexicon, AS ("Nexicon, AS"). On March 17, 2005, Nexicon agreed to repurchase 15 million shares of the Company's common stock held by Robert Demson in exchange for all right, title, and interest that Mr. Demson had in certain agreements associated with the "SatSecure" technology and to the trade names "Orion Security Services, Inc.", "OSSI", "Ossi-Secure", "SatSecure", "SatWatch" and "RECON 9000" (collectively, "Trade Names"), and all equipment, computers and furniture valued, in the aggregate, at approximately $15,213. The operations of OSSI have been discontinued.

      CORE BUSINESS

      The  Company  `s core  business  is  software  development  in two  areas:
Security Solutions and Billing Solutions. The Company's security solutions products provide for intellectual property security, business intelligence gathering, network monitoring and unified threat management. The billing system, known as the Charon Billing System, offers comprehensive billing processing and customer care solutions that can be used by a wide range of businesses. Combining development efforts with its facility and staff based in Bergen, Norway, with those in the United States, Nexicon is empowered to deliver its products on an international scope offering localized application customization. All of the Company's products are marketed under the name Nexicon, in the United States by Nexicon, Inc., the parent company, and in Norway by Nexicon, AS.

      SECURITY SOLUTIONS

      Nexicon's anti-piracy and intelligence tools address one of today's leading forms of network security breaches: intellectual property theft or piracy. The anti-piracy tracking tool searches for unique identifiers of pirated software and content across the Internet through known websites, insecure file sharing networks and many other locations. It monitors and identifies those individuals and/or Websites that facilitate intellectual property theft. The intelligence tools enables processing of this information to provide customers with the intelligence reports needed to act in whatever way they choose with regards to those who have committed the piracy.

      The intelligence tools also employ a sorting process to parse through vast amounts of data and produce informational reports, based on the requested sort criteria, providing insight into any activities conducted over the Internet. The result provides customers with the ability to research through vast amounts of information on the Internet and obtain statistical reports that focus on their particular area of interest to analyze and possibly identify other business opportunities.

      Nexicon offers consulting services to customers providing them with sound network management and security advice backed up by dedicated service. Capable of servicing customers in commercial and government markets, Nexicon combines its expertise and its nexus of technologies to provide comprehensive and impactful solutions that take into consideration the entire value chain of customer environments. Additionally, Nexicon's multinational footprint allows us the flexibility to meet the global needs of any customer requests.

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

      BILLING SOLUTIONS

      The Charon Billing System offers a scalable range of billing and customer care solutions. It consists of several stand alone modules that can be delivered separately or combined for maximum operational advantages. These modules are grouped into three main brand names: CHARON, CERBERUS and MINOS. Each branded module is divided into segments focusing on different markets. Operators and service providers can therefore use our system for more than one product and service, and bundle products to increase revenue. Each module has capabilities for the respective market segment, enabling it to be adapted to suit several needs for multi-operational products and service.

      The Charon Billing Systems support the billing processes for mobile, wireline, satellite, Internet, and energy. Offering flexibility, reliability and scalability, Charon is a constantly evolving, open, client/server system that meets the needs of customers ranging from low volume start-ups to high volume Tier-1 operators.

      SOURCES OF SUPPLY

      The Security Solutions products and the Charon Billing products are developed and maintained in house.

      INDUSTRY AND COMPETITION

      We compete with many software developers the following are a few: BayTSP, Media Century, Nortel Networks, Check Point Software and IBM. Our competitors have substantially greater resources that we do, and a large market presence. These competitors also have name and brand recognition which often implies reliability to the customer. We believe we offer flexibility of product offerings and customization services.

      The Company has entered into the highly competitive industry of software development in the areas of IP security and billing systems. Currently there are several options for protecting a secure computer network. Most are comprised of a group of components that collectively form a barrier between networks, commonly referred to as firewalls. Firewalls, which are not standardized, usually consist of several layers of applications and hardware that work to ensure that no single point of vulnerability exists. Firewalls often consist of a bastion host, proxy servers, packet screening tools, multiple routers, a
"demilitarized zone", virus detection and intrusion detection devices. Currently, there are several large corporations that provide these services to the market, including Cisco Systems, Nortel Networks, Check Point Software, and IBM.

      CUSTOMERS

      Currently, our Security Solutions segment is providing anti-piracy and intelligence products to one client in the motion picture industry and to one client in the software industry. Our Charon Billing system is being used by two telecommunications companies in Norway.

      SALES AND MARKETING

      Most of our marketing is done through referrals from our current clients. We have hired a Director of Marketing and a sales person to call upon referred potential clients. We have received some interest from Government agencies, those calls are handled through Fed-Comm USA, a company that has all the necessary clearances in order to win government work. Nexicon has no formal agreement with Fed-Comm USA at this time.

      EMPLOYEES

      Nexicon, Inc. currently has six full-time and four part-time employees. Nexicon, AS in Norway has two full-time employees. We believe relations with our employees are good.

      COMPANY HISTORY

      Nexicon is the successor to Deluxe Onyx Company, a company incorporated in 1921 that produced motion pictures. In 1987, Deluxe Onyx Company changed to Walsh Communications Group, Inc. and moved its domicile to Nevada. On May 4, 1990, its name was changed to AVE, Inc. AVE, Inc. was inactive from 1990 to April 1997 when it began to seek to acquire an operating business. In December 1997, AVE, Inc. acquired Digital Manufacturing Inc. in a reverse merger. Digital Manufacturing Inc. produced an antenna that could be re-engineered to operate in the home satellite frequency spectrum. In February 1999, AVE, Inc. sold its antenna business.

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


                          RISKS RELATED TO OUR BUSINESS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Report before deciding whether to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.


      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR FINANCIAL CONDITIONS

      We have historically lost money. The Company has experienced losses from operations. In the years ended December 31, 2005 and 2004, we had net losses from operations of $2,649,208 and $4,759,976, respectively. In addition, in 2003, the Company was subject to legal action related to its or its subsidiary's sale of cigarettes online in the City of New York. Future losses are likely to occur. Accordingly, we may continue to experience significant liquidity and cash flow problems because historically our operations have not been profitable. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.


      WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS BECAUSE WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the financial statements for the years ended December 31, 2005 and 2004, which state that Nexicon has suffered recurring losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The accompanying financial statements have been presented assuming that Nexicon will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2005, the Company incurred a net loss of $3,145,568. At December 31, 2005, the Company has a working capital deficit of $998,571, and a stockholders' deficit of $3,093,254. Management anticipates that Nexicon will incur net losses for the immediate future, and will need to generate additional monthly revenue if it is to continue as a going concern. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, borrowings and sales of common stock through Cornell Capital and cash anticipated from our operations.

      WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS, WHICH WILL POTENTIALLY DILUTE THE VALUE OF OUR SHAREHOLDERS' SHARES

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings, sale of common stock to third parties and funds provided by certain officers and directors. We cannot assure you that new financing, whether from external sources or related parties, will be available if needed or on favorable terms to our Company. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our continuing operations. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the price of our shares.


      WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $998,571 at December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005 by $998,571. As of August 17, 2006, our working capital deficit had increased approximately $55,000 compared to December 31, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 and on August 17, 2006 were not sufficient to satisfy all of our current liabilities on that date.


      OUR OBLIGATIONS UNDER THE NOVEMBER 2005 DEBENTURES ARE SECURED BY ALL OF OUR ASSETS WHICH WILL CAUSE OUR OPERATIONS TO CEASE IF WE DEFAULT

      Our obligations under the November 2005 Debentures (see Recent Sales of Unregistered Securities) issued to Cornell are secured by substantially all of our assets as security for repayment of the Company's obligations to Cornell thereunder. The Company is not currently in default of any of its foregoing obligations to Cornell. However, if we default under the terms of the November 2005 Debentures, Cornell could foreclose its security interest and liquidate all of our assets. This would cease operations of our business.

      WE DEPEND ON CORNELL AS A FINANCING SOURCE, WHICH COULD HAMPER OUR ABILITY TO OBTAIN OR RENEW FUNDING FROM THIRD PARTIES

      At December 31, 2005, we owed to Cornell a total of $1,592,075 in debt and accrued interest thereon, consisting of $1,574,817 of principal and $17,258 of interest. We are not currently in default of any of its foregoing obligations to Cornell. Pursuant to the terms of the foregoing promissory notes and debentures, all of our non-cash assets have been pledged to Cornell as security for repayment of our obligations to Cornell thereunder.

      Our dependence on Cornell for financing may hamper our ability to raise, obtain or renew funding from third parties. Third parties may not engage in financing arrangements with us because they would not want to be in a junior position to Cornell. Accordingly, we may be unable to obtain financing from sources other than Cornell, which in-turn may affect our ability to raise additional funds.

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

      OUR  COMMON  STOCK IS DEEMED TO BE "PENNY  STOCK,"  WHICH MAY MAKE IT MORE
      DIFFICULT  FOR   INVESTORS  TO  SELL  THEIR  SHARES  DUE  TO   SUITABILITY
      REQUIREMENTS

      Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years), or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


      WE ARE SUBJECT TO PRICE VOLATILITY DUE TO OUR OPERATIONS MATERIALLY FLUCTUATING; AS A RESULT, ANY QUARTER-TO-QUARTER COMPARISONS IN OUR FINANCIAL STATEMENTS MAY NOT BE MEANINGFUL

      As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors that may cause our quarterly results to fluctuate include, among others:

      o     our ability to retain existing clients and customers;

      o     our ability to attract new clients and customers at a steady rate;

      o     our ability to maintain client satisfaction;

      o     the extent to which our products gain market acceptance;

      o     the timing and size of client and customer purchases;

      o     introductions of products and services by competitors;

      o     price competition in the markets in which we compete;

      o     our ability to attract, train, and retain skilled management; and

      o     the amount and timing of  operating  costs and capital  expenditures
            relating  to  the  expansion  of  our  business,   operations,   and
            infrastructure.


      WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN MARKETS WHERE OUR COMPETITORS HAVE MORE RESOURCES

      Substantially all of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Nexicon. Based on total assets and annual revenues, we are significantly smaller than substantially all of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. We may not successfully compete in any market in which we conduct business currently or in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.


      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of key executives and consultants, including Richard Urrea, our Chief Executive Officer, President and sole director. The loss of the services of Mr. Urrea could materially harm our business because of the cost and time necessary to replace and train a replacement and because of Mr. Urrea's relationship with the Company's customers. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Urrea.

      OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND UPON THE CONTINUING DEVELOPMENT AND ENHANCEMENT OF OUR TECHNOLOGY APPLICATIONS AND SOLUTIONS.

      To be successful, our applications and solutions must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. The development of systems and other proprietary technologies entails significant technical and business risk. We may encounter unexpected problems in connection with the development of our technologies, including cost overruns, bugs or software incompatibilities. Our existing technologies or those that we develop may not adequately address our customer's business needs, or may not address those needs as well as our competitors' service offerings. To remain competitive and successfully address the evolving needs of our customers, a significant portion of our resources will need to be expended to: O identify and anticipate emerging technological and market trends affecting the business segment in which we do business;

      o enhance our current services offerings so as to increase their functionality, features and cost-effectiveness;

      o develop, license or acquire new applications or services that meet emerging customer needs;

      o modify our services offerings in response to changing business practices and technical requirements of our customers, as well as new regulatory requirements;

      o integrate our current and future services offerings with third-party systems and services; and

      o create and maintain interfaces to changing customer and third party systems and services.

      We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced services offerings to our customers. If we are unable to expand or appropriately enhance or modify our technology solutions offerings quickly and efficiently, our business and operating results will be adversely affected.

      OUR BUSINESS MAY BE HARMED BY ERRORS IN OUR SOFTWARE.

      The software that we develop and license to our customers is extremely complex and contains hundreds of thousands of lines of computer code. Complex software systems such as ours are susceptible to errors. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release for commercial use. As a result, we have from time to time discovered, and we may likely in the future discover, errors in software that has been placed into use by our customers. Because of the complexity of our systems and the large volume of data we process on a daily basis, we sometimes have not detected software errors until after they have been put into use by our customers. Such errors can harm our business in several ways, including the following:

      o we may suffer a loss of revenues if, due to software errors, we are temporarily unable to provide the technology applications and solutions to our customers;

      o we may not be paid for the applications and services provided to a customer that contain or result in errors;

      o we may incur additional expenses to correct errors in our software, or to fund product development projects that we may undertake to minimize the occurrence of such errors in the future;

      o we may damage our relationships with customers or suffer a loss of reputation within our industry;

      o our customers may terminate or fail to renew their agreements with us or reduce the services they purchase from us.

      We currently do not have errors and omissions insurance. It is also possible that such insurance might cease to be available to us on commercially reasonable terms or at all.

      IF WE ARE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGES THAT ARE CHARACTERISTIC OF OUR INDUSTRY, OUR TECHNOLOGY APPLICATIONS AND SOLUTIONS MAY NOT BE COMPETITIVE.

      The market for our technology applications and solutions is characterized by rapid changes in business models and technological features and capabilities, and we will need to constantly adapt to changing markets and technologies to provide competitive services. We believe that our future success will depend, in part, upon our ability to develop and continually adapt our services offerings to suit the needs of our target business market. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our services obsolete or uncompetitive.


ITEM 2.  DESCRIPTION OF PROPERTY

      The Company operates its executive offices at 400 Gold SW, Suite 1000, Albuquerque, New Mexico 87102. Nexicon entered into a two-year lease contract with a monthly basic lease payment of $1,400. On January 28, 2004, Nexicon entered into a three-year lease contract for the operations of OSSI at 8280 Greensboro Dr, McLean, Virginia 22102. The basic monthly lease payment is $5,590. We moved all operations at this location to Albuquerque in March 2005.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Nexicon's common stock is quoted on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol "NXCN.OB".

      The following table sets forth the range of high and low bid quotations for each calendar quarter for Nexicon's common stock for the prior two years.

                                                         BID PRICE PER SHARE
                                                        HIGH             LOW

January 1, 2004 - March 31, 2004                      $1.2300          $0.2500
April 1, 2004 - June 30, 2004                         $0.4700          $0.1800
July 1, 2004 - September 30, 2004                     $0.4000          $0.1800
October 1, 2004 - December 31, 2004                   $0.2200          $0.0700

January 1, 2005 - March 31, 2005                      $0.1100          $0.0300
April 1, 2005 - September 30, 2005                    $0.0390          $0.0300
July 1, 2005 - September 30, 2005                     $0.0510          $0.0160
October 1, 2005 - December 30, 2005                   $0.0270          $0.0170

January 1, 2006 - March 31, 2006                      $0.0300          $0.0110
April 1, 2006 - June 30, 2006                         $0.0151          $0.0400
July 1, 2006 - July 31, 2006                          $0.0260          $0.0350

August 1, 2006 - August 17, 2006                      $0.0200          $0.0200

      The above prices were obtained from NASDAQ, Inc. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

      As of August 17, 2006, Nexicon believes there were approximately 635 holders of record of our common stock.

      We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.

      Nexicon does not have any equity compensation plans under which equity securities of the Company are authorized for issuance.


      RECENT SALES OF UNREGISTERED SECURITIES

      During the past three years, the Company has issued the following unregistered securities:

      During the year ended December 31, 2005, the Company issued 23,100,000 shares of its common stock to otherwise unrelated entities, for cash of $282,000, 5,506,250 shares to employees as compensation valued at $118,425, 3,947,369 shares to Richard Urrea valued at $75,000, 3,947,369 shares to Daniel Urrea valued at $75,000, and 2,631,579 shares to an employee valued at $50,000 as payment for bonuses accrued in the fiscal year ended 2003. The Company issued 1,439,900 shares to John Morrison for investor relations services valued at $31,177, 1,500,000 shares were issued to Brent Jay for market consulting services valued at $30,000, 318,500 shares were issued to CCG Investor Relations for market consulting services valued at $3,185 (which is included in non-cash compensation - general and administrative), and 3,066,124 shares were issued in connection with the conversion of $65,000 of debentures, and 11,933,540 shares were issued in connection with advances made to Nexicon under the Standby Equity Distribution Agreement ("2005 SEDA") with Cornell.

      On November 21, 2005, Nexicon entered into a Securities Purchase Agreement with Cornell pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $2,000,000 (the "November 2005
Debentures"). The November 2005 Debentures were issued as follows: (i) $1,085,481 of which was issued to replace secured promissory notes previously issued and sold to Cornell on March 3, 2005 in the principal amount of $1,000,000 plus $85,481 in accrued interest due and outstanding; (ii) $389,337 of which was issued to replace secured promissory notes previously issued and sold to Cornell on May 4, 2005 in the principal amount of $360,000 plus $29,337 in accrued interest due and outstanding; and (iii) $525,182 of which consists of new secured convertible debentures issued and sold (or to be issued and sold, as applicable) to Cornell as follows: (a) $100,000 was funded on November 22, 2005,
(b) $100,000 will be funded two business days prior to the date on which the Company files a registration statement (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") to register the securities underlying the November 2005 Debentures, and (c) $325,182 will be funded one business day prior to the Registration Statement being declared effective by the SEC. The November 2005 Debentures are secured by substantially all of the Company's assets, have two-year maturity dates, and accrue interest at 10% per annum.

      On July 22, 2005, Nexicon and Central Solutions, Inc. ("Central") agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company returned its 35% ownership interest in Central Solutions and Central returned the 10,000,000 shares of the Company's common stock received per said agreement.

      On July 5, 2005, Nexicon entered into the 2005 Standby Equity Distribution Agreement ("2005 SEDA'), effective as of June 24, 2005, pursuant to which, at our discretion, we could have periodically sold to Cornell shares of our common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell would have paid Nexicon 99% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2005 Standby Equity Distribution Agreement. In light of the limitations contained in the 2005 Standby Equity Distribution Agreement, we would have had to submit a $300,000 advance request approximately every six trading days for 24 months in order to attain the full $20,000,000 available under the 2005 Standby Equity Distribution Agreement. The 2005 Standby Equity Distribution Agreement was terminated on November 21, 2005 pursuant to a Termination Agreement, dated November 21, 2005, between Nexicon and Cornell.

      Also on July 5, 2005, we refinanced the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debentures (" 2005 Debentures") in the principal amount of $380,000, effective as of June 24, 2005. The 2005 Secured Convertible were convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture would be, at Nexicon's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The 2005 Secured Convertible Debentures were secured by substantially all of our assets, and accrued interest at a rate of 5% per year and had a 2-year term. On July 1, 2005, the Company issued 1,086,957 shares of its common stock to Cornell for conversion of $20,000 under the 2005 Debenture . The 2005 Debentures were terminated on November 21, 2005, dated November 21, 2005, between Nexicon and Cornell. The balance of $389,337 outstanding at November 21, 2005 under the 2005 Debentures was refinanced under the November 2005 Debentures.

      On March 17, 2005, Nexicon discontinued operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company repurchased 15,000,000 shares of its common stock held by the President of OSSI Robert Demson in exchange for all right, title, and interest that the Company held in agreements associated with the "SatSecure(C)" technology and to the tradenames "Orion Security Services, Inc.", "OSSI", "Ossi-Secure", "SatSecure", "SatWatch" and "RECON 9000" and all equipment, computers and furniture valued at approximately $15,213.

      On January 14, 2005, Nexicon issued an unsecured promissory note to Cornell in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, Nexicon issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan was evidenced by a promissory note dated March 3, 2005, which has an interest at a rate of 12% per annum and was due on November 26, 2005. As a condition precedent to the loan, Nexicon agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. On November 21, 2005, the promissory note was terminated and Cornell surrendered the promissory note and 35,889,410 shares of stock to Nexicon. The balance of $1,085,481 outstanding on the promissory note as of November 21, 2005 was converted into the November 2005 Debentures.

      During the year ended December 31, 2004, the Company issued 6,600,000 shares of common stock for cash consideration of $587,800. The Company issued 8,799,833 shares for services valued at $2,560,380, the fair value of the shares on the date the Company agreed to issue them, of which $1,850,105 was expensed as non-cash stock compensation (general and administrative), $166,279 was expensed as part of discontinued operations, and $543,996 has been deferred to be amortized over the terms of certain consulting agreements.

      Effective December 10, 2004, the Company entered into a marketing and distribution agreement with Central whereby the Company granted Central the right to market, distribute and support any and all technology directly or indirectly controlled, licensed, owned, joint ventured or otherwise approved for the Company, exclusively in the healthcare markets in the U.S. and Canada. In connection with this, the Company issued 10,000,000 shares of its restricted common stock valued at fair market value of $902,000 in exchange for 35% of Central's issued and outstanding common stock. The agreement with Central was terminated on July 22, 2005.

      On November 15, 2004, Nexicon purchased all of the outstanding common stock of Pluto, a Norwegian company that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their Charon billing and customer care real-time, client/server system. In the stock-for-stock purchase, Nexicon issued 5,010,496 shares of common stock valued at fair market value of $518,352 in exchange for all of the issued and outstanding common stock of Pluto.

      Nexicon acquired the stock of Pluto from the following people in exchange for the number of shares of Nexicon's common stock set forth opposite their names:

NAME                         NUMBER OF SHARES    NAME                     NUMBER OF SHARES
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
                                                                            =========


      t 6 0 In May 2004, the Company entered into a Securities Purchase Agreement, whereby up to $500,000 of 5% secured, convertible debentures would be issued. During the year ended December 31, 2004, the Company received net proceeds of $369,323 after payment of expenses in the amount of $130,677 from the sale of $500,000 of debentures. The investor converted $75,000 of the debentures for 679,855 shares of its common stock. At December 31, 2004, the balance of the debentures was $425,000 and the accrued interest was $12,801.

      In March 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell ("2004 SEDA"). This agreement replaced the Equity Line of Credit Agreement entered into in September 2001. Pursuant to this agreement, the Company may, at its discretion for up to two years, periodically issue and sell shares of common stock for a total purchase price of $20 million. If the Company requests an advance under the SEDA, Cornell will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Cornell intends to sell any shares purchased under the SEDA at the market price. On June 10, 2004, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the registration of 69,513,810 shares of the Company's common stock. The registration statement became effective on August 11, 2004. Effective March 23, 2004, upon the execution of the SEDA, the Company issued 490,000 shares of its common stock to Cornell at $0.48 per share, plus 20,833 shares of its common stock to Newbridge Securities Corporation, the placement agent, at $0.48 per share, for its advisory services in connection with the SEDA. The total fees of $245,000 are capitalized as financing costs net of $85,200 amortization of non-cash interest expense in the accompanying financial statements, in the amount of $160,000 at December 31, 2004 which was written off at the termination of the 2004 SEDA.

      With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. In each instance, the purchaser had access to sufficient information regarding Nexicon so as to make an informed investment decision. More specifically, Nexicon had a reasonable basis to believe that each purchaser was either an accredited investor as defined in Regulation D of the Securities Act or otherwise had the requisite sophistication to make an investment in Nexicon's common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and operating results,
(b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Risks Related to our Business" section of this Report. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our industry, demand for our products, competition, reductions in the availability of financing, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will, in fact, occur as projected.


      OVERVIEW

      Effective July 1, 2003, Nexicon, Inc. sold its tobacco operations to American Indian Cigco, LLC ("ACC"). In conjunction with this sale, ACC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of two notes payable as follows: (i) payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003; and (ii) payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments were originally due annually commencing on August 31, 2004 and the principal balance was due on July 31, 2008. Accrued interest receivable has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received. In November 2004, the agreement was amended to effect monthly interest-only payments at an annual rate of 4.223%, commencing December 31, 2004, with the principal due on or before December 31, 2009, at ACC's option. To date, ACC has paid no interest on the note.

      Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $37,563 at December 31, 2005 is reflected as deferred revenue.

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

      On November 15, 2004, the Company purchased all of the outstanding common stock of Pluto, a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their Charon billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto dated June 16, 2004 and amended on November 15, 2004, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto. Pluto will continue its operations in Norway and will operate as a wholly-owned subsidiary of the Company. The results of operations of Pluto from November 15, 2004 through December 31, 2005 are included in the accompanying financial statements.

      On March 17, 2005, Nexicon decided to discontinue operations of its OSSI business, pursuant to the terms of a Stock Repurchase Agreement. The Company agreed to repurchase 15,000,000 shares of its common stock held by the President of OSSI and issued an unsecured promissory note for $240,000 payable as $20,000 at closing and a note payable for $220,000 covering previously accrued wages and expenses. The note is payable in successive $20,000 increments on or before the 15th of each month for 11 consecutive months. As of July 31, 2006, the Company is 9 months in arrears on this obligation. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, the Company relinquished all right, title and interest in any agreements associated with the SatSecure(C) technology and to the Trade Names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements. The Company recorded a loss on the disposal of assets of discontinued operations in connection with this transaction, in the amount of $23,472, which is presented net of $9,362 of previously deferred gain on the sale of the Company's Internet tobacco products division. Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their Charon billing and customer care real-time, client/server system. The business combination has been accounted for as a purchase. The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition.

      The following information should be read in conjunction with the consolidated financial statements of Nexicon and the notes thereto which accompany this Report. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this filing that are not statements of historical or current fact constitute forward-looking statements.


      GOING CONCERN

      The Company has experienced losses from operations as a result of investments it has made in attempting to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2005 and 2004, the Company incurred net losses of $3,145,568 and $5,929,891, respectively. At December 31, 2005, the Company had a working capital deficit of $998,571 and stockholders' deficit of $3,093,254. In addition, the Company is subject to legal action. On January 28, 2003, the Company's subsidiary Cyco.net, Inc. was named in a civil action filed in the United States District Court Southern District of New York by the City of New York as one of approximately a dozen defendants who engaged in the business of Internet online cigarette sales. The suit alleges that Cyco.net, Inc. failed to report the names and addresses of its customers to taxing authorities. The extent of the City's damages are to be determined at trial.

      The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company purchased two wholly-owned subsidiaries, OSSI and Nexicon, AS, and through sales of their products hopes to attain profitable operations.

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2005 and 2004 financial statements, which states that the Company has suffered recurring losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


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

      Our  critical  accounting  policies  are  revenue  recognition,   deferred
offering costs, and derivative financial instruments.

      REVENUE RECOGNITION. Effective November 19, 2003 through November 14, 2004, the Company's sole source of revenue was the sale of the SatSecure(C) and ComSecure(C) systems discussed above. The terms of sale are FOB shipping point and the Company records revenue when the product is shipped. In December 2004, the Company determined to dispose of the SatSecure(C) division of its business, which was consummated in March 2005. Accordingly, the revenues and costs associated with the SatSecure(C) division are presented as discontinued operations in the accompanying financial statements.

      In November 2004, the Company through Pluto, added the service revenues from the sale of the Charon Billing in Norway and Sweden. On July 13, 2005, we entered into a Service Agreement with the Motion Picture Association of America (the "MPAA"), dated July 8, 2005, pursuant to which the Company will supply the MPAA with Nexicon's line of next-generation intelligence and data mining services worldwide. On December 7, 2005, effective January 1, 2006 we entered into a Service Agreement with Software Information and Industry Association ("SIIA") to provide online anti-piracy monitoring. Revenues are recognized at the completion of the related services, and where they are earned.

      DEFERRED OFFERING COSTS. The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

      DERIVATIVE FINANCIAL INSTRUMENTS. In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase its common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The identification of, and accounting for, derivative instruments is complex. The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities, the Company determines the fair value of these instruments using the Black-Scholes Option Pricing Model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of the Company's common stock price over the life of the option. The Company has estimated the future volatility of its common stock price based on the history of the Company's stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the Company's financial statements.

      PLAN OF OPERATION

      Over the next 12-month period commencing on August 1, 2006, Nexicon plans to continue its efforts to obtain working capital; pursue sales of its two product lines, Security Solutions and Charon Billing System; and continue its sales efforts by gaining new contacts through current customer referrals, pursuing other customers with data security problems, and partnering with major integrators. As of August 17, 2006, the Company has raised approximately $358,000 from the sale of unregistered common stock to various individuals and has received $100,000 from Cornell under the November 2005 Debenture Agreement. In addition, as of August 17, 2006, sales had increased approximately $40,000 over the twelve months ended December 31, 2005. The Company's cash balance at August 17, 2006 is approximately $29,000.

      RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

      Revenues for the year ended December 31, 2005 were $394,146 and was attributable to security products sales of $300,000 and billing sales of $94,146. Revenues for the year ended December 31, 2004 were $495,990 and was attributable to sale of a ComSecure System $448,510 and billing revenues from the Charon Billing system of $47,480. The difference in revenues from 2004 to 2005 was a decrease of $101,844 or 20.5%. Revenues in 2004 were from the one time sale of a ComSecure System as compared to revenues in 2005, from the sale of monthly anti-piracy software fees. The Company is providing anti-piracy and intelligence products to one client in the motion picture industry and to one client in the software industry.

      Cost of goods sold for the year ended December 31, 2005 was $299,551 and was attributable to the cost of security products of $228,000 and billing sales products of $71,551. Cost of goods sold for the year ended December 31, 2004 was $355,766 and was attributable to the cost of sales of a ComSecure System of $319,681 and billing costs from the Charon Billing system of $36,085. The difference in cost of goods sold from 2004 to 2005 was a decrease of $56,215 or 15.8%.

      General and administrative expenses for the year ended December 31, 2005 and 2004 were $1,869,169 and $1,471,697, respectively. The increase of $397,472 or 27.0% in general and administrative expenses in the year ended December 31, 2005, was primarily due to the operations of OSSI for 10 months of the year and to the operations of Pluto for 1.5 months. General and administrative expenses for the year ended December 31, 2005 primarily consisted of $1,362 in advertising, $885,086 in payroll expenses, $563,268 in professional fees, $117,905 in rent, $16,404 in amortization and depreciation, $13,133 bad debt expense, $162,960 in travel expense and $109,051 in telephone, supplies, utilities and other miscellaneous expenses. General and administrative expenses for the year ended December 31, 2004 primarily consisted of $17,961 in advertising, $665,914 in payroll expenses, $396,741 in professional fees, $51,532 in rent, $22,829 in amortization and depreciation, $58,841 bad debt expense, $186,529 in travel expense and $71,350 in telephone, supplies, utilities and other miscellaneous expenses.

      Research and development costs for the year ended December 31, 2005, were $0 as compared to $75,138 in the prior year. For the year ended December 31, 2004, purchased research and development was $601,260 as compared to $0 in the current year. The cost was non-cash as common stock was issued in lieu of cash. The Company recorded purchased research and development pursuant to the write down of its investment in Pluto of $601,260 and an impairment of the Central investment of $902,000. For the year ended December 31, 2005, the Company recorded an impairment of $147,851 of the investment in Mercury Mobil, AS ("Mercury").

      Non-cash stock compensation for the year ended December 31, 2005 and 2004 was $726,783 and $1,850,105 respectively, a decrease of $1,123,322 or 60.7%. The
Company issued stock in lieu of cash for various services, including stock issued to employees valued at $118,425, and other services were valued at $608,358.

      Nexicon had an operating loss of $2,649,208 for the 12 months ended December 31, 2005, compared to $4,759,976 in the comparable period in the prior year, a decrease of $2,110,768 or 44.3%.

      Other income and (expense) for the year ended December 31, 2005, resulted in net expense of ($406,724) which included interest income of $1,478, and non-cash derivative instruments income which is the result of changes in the fair value of derivative instruments that are indexed to our common stock, in the amount of $522,485, offset by non-cash interest expense of ($704,880),and loss on extinguishments of old debenture debt of ($225,807). Other income and (expense) for the same period in 20034 resulted in net expense of ($519,897), which included interest income of $7,510 offset by non-cash interest expense of ($106,109), and derivative instruments expense of ($421,298). The difference in other income (expense) from 2004 to 2005 was a decrease of $113,176 or 22%.

      Net loss from discontinued operations for the year ended December 31, 2005 and 2004 was a loss of $115,636 net of income tax (benefit) of ($26,000), and loss of $897,018 net of income tax (benefit) of $(247,000), respectively. This relates primarily to the Company's former cigarette business which was sold in July 2003, and the Company's sale of the SatSecure product line in 2004.

      Nexicon had a net loss for the year ended December 31, 2005 of $3,145,568, compared to a net loss of $5,929,891 for the same period last year, a decreased in loss of $2,932,174 or 49%. The comprehensive net loss for the year ended December 31, 2005 was $3,150,661.

      LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 2005, cash used in operations was $1,558,251, cash used in investing activities was $11,371, and cash provided by financing activities was $1,562,000. This resulted in a net decrease in cash of $7,622 or 25.8% in the year ended December 31, 2005. Cash used in operations consisted of a net loss of $3,145,568, derivative instruments expense of $522,485, currency translation adjustment of $5,093, offset by depreciation expenses of $16,230, non-cash interest expense, including accretion of debt discount of $574,666, loss on asset impairment of $147,851, gain on sale of discontinued operations of $14,110, loss on extinguishment of debentures of 225,807, common stock issued for services of $726,783, a decrease in receivables of $6,185, and a decrease in other assets of $4,953, an increase in accounts payable accrued expense of $329,310, an increase in net liabilities of discontinued operations of $78,362, and a decrease in deferred gain of $9,362. Cash used by investing activities consisted of purchase of property and equipment of $11,371. Cash provided by financing activities consisted of proceeds from the sale of common stock of $282,000, proceeds from notes and debentures of $1,350,000, proceeds from American Indian CigCo receivable of $10,000 offset by payments on notes payable - related parties of $80,000. As of December 31, 2005, Nexicon had cash on hand of $21,940.

      For the period ended August 17, 2006, as compared to the year ended December 31, 2005, cash used in operations decreased approximately $570,000, cash used in investing activities was approximately the same, and cash provided by financing activities decreased by approximately $1,000,000. This resulted in a net increase in cash and a cash balance of approximately $29,000 at August 17, 2006.

      The Company estimates that it will require $2,040,000 to fund its operations for the 12-month period commencing on August 1, 2006. The Company's primary need for cash during the next 12 months is to satisfy current liabilities of $1,315,134, as well as to support the Company's current operations. The Company's current operating cash requirements are expected to be $170,000 per month, including payroll, rent, utilities and litigation costs. In the next 12 months, Nexicon expects to receive the balance of $54,674 of the current receivable from ACC and hopes to attain profitable operations through its Security Solutions products and Charon billing system sales.


      On November 21, 2005, the Company entered into a Securities Purchase Agreement with Cornell pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $2,000,000 (the "November 2005 Debentures"). The November 2005 Debentures were issued as follows: (i) $1,085,481 of which was issued to replace secured promissory notes previously issued and sold to Cornell on March 3, 2005 in the principal amount of $1,000,000 plus $85,481 in accrued interest due and outstanding; (ii) $389,337 of which was issued to replace secured promissory notes previously issued and sold to Cornell on May 4, 2005 in the principal amount of $360,000 plus $29,337 in accrued interest due and outstanding; and (iii) $525,182 of which consists of new secured convertible debentures issued and sold (or to be issued and sold, as applicable) to Cornell as follows: (a) $100,000 was funded on November 22, 2005,
(b) $100,000 will be funded two business days prior to the date on which the Company files a new registration statement (the "New Registration Statement") with the SEC to register the securities underlying the November 2005 Debentures, and (c) $325,182 will be funded one business day prior to the New Registration Statement being declared effective by the SEC. The November 2005 Debentures are secured by substantially all of the Company's assets, have two-year maturity dates, and accrue interest at 10% per annum.

      On November 21, 2005, the Company also entered into a Termination Agreement (the "November 2005 Termination Agreement") with Cornell, whereby that certain Securities Purchase Agreement, Investor's Registration Rights Agreement, Escrow Agreement, Security Agreement, 2005 SEDA, Registration Rights Agreement, and Escrow Agreement, all of which were dated as of June 24, 2005, as well as convertible debentures issued by the Company to Cornell on June 24, 2005, were terminated.

      On July 5, 2005, Nexicon entered into the 2005 SEDA with Cornell pursuant to which Nexicon may, at its discretion, periodically sell to Cornell shares of Nexicon's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell will pay Nexicon 99% of the lowest volume weighted average price of Nexicon's common stock on the Over-the-Counter Bulletin Board or other principal market on which Nexicon's common stock is traded for the five trading days immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the 2005 SEDA. In light of the limitations contained in the 2005 SEDA, Nexicon would need to submit a $300,000 advance request approximately every nine trading days for 24 months in order to attain the full $20,000,000 available under the 2005 SEDA; however, Nexicon does not currently have sufficient shares given the current price of Nexicon's stock to permit the delivery of the securities required to obtain the maximum $20,000,000 available under the 2005 SEDA. The 2005 SEDA replaced the Standby Equity Distribution Agreement that Nexicon entered into with Cornell on March 23, 2004 (the "2004 SEDA") pursuant to the terms of the termination agreement dated June 23, 2005, which was executed by Nexicon and Cornell (the "June 2005 Termination Agreement"). The 2005 Standby Equity Distribution Agreement was terminated on November 21, 2005 pursuant to a Termination Agreement, dated November 21, 2005, between Nexicon and Cornell. The balance of $1,085,481 outstanding at November 21, 2005 under the 2005 SEDA was refinanced under the November 2005 Debentures.

      Also on July 5, 2005, we refinanced the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debentures (" 2005 Debentures") in the principal amount of $380,000, effective as of June 24, 2005. The 2005 Secured Convertible were convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture would be, at Nexicon's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The 2005 Secured Convertible Debentures were secured by substantially all of our assets, and accrued interest at a rate of 5% per year and had a 2-year term. The 2005 Debentures were terminated on November 21, 2005, between Nexicon and Cornell. The balance of $389,337 outstanding at November 21, 2005 under the 2005 Debentures was refinanced under the November 2005 Debentures.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

      SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

      In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This SFAS resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This SFAS:

      a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;
      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
      e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

      This SFAS is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006.

      The fair value election provided for in paragraph 4(c) of this SFAS may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this SFAS. Earlier adoption is permitted as of the beginning of the fiscal year, provided financial statements have not yet been issued, including financial statements for any interim period, for that fiscal year. Provisions of this SFAS may be applied to instruments held at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this SFAS but it is not expected to have a material impact on its financial statements.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This SFAS:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations;

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
      3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities;
      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and
      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      Adoption of this SFAS is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effects of adoption of this SFAS but it is not expected to have a material impact on its financial statements. The adoption of this SFAS is not expected to have a material impact on the Company's financial statements.


ITEM 7.  FINANCIAL STATEMENTS

      The responses to Item 7 are contained in a separate section at the end of this Report. Please see Index to the Financial Statements on page F-1 hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 8A.  CONTROLS AND PROCEDURES

      A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Nexicon's Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, Nexicon's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by Nexicon in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      B. CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of Nexicon's internal controls during the fiscal quarter ended December 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to Nexicon's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.


ITEM 8B.  OTHER INFORMATION

      None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Nexicon's present directors and executive officers are as follows:

NAME                   AGE       POSITION
Richard Urrea          41        Chief Executive Officer, President and Director
Daniel Urrea           34        Chief Financial Officer

      The directors and executive officers of Nexicon are not directors or executive officers of any other company that files reports with the SEC, nor have they been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Nexicon's directors and officers from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

      The following is a brief description of the background of the directors and executive officers of Nexicon.

      RICHARD URREA has been President and Chief Executive Officer of Nexicon since its inception in January 1999 and has been our sole director since December 2004. He served as President of Sycom International, Inc. from 1997 to 1999. Sycom is a data communications company. Mr. Urrea led the company from start up through national marketing plan and implementation of its manufacturing plan. The company currently manufactures its products and markets them throughout the U.S. and is in the process expanding into foreign markets. From 1996 to 1997, Mr. Urrea was President of Klaire International Ltd., an export company distributing automotive parts in Mexico. From 1995-1996, Mr. Urrea served as the managing member of Toltec Fruit, L.C., a limited liability company involved in the importation of fruit into the United States from Mexico and South America. From 1993 to 1995, Mr. Urrea worked on the development and marketing plan for Septima Enterprises Inc. From 1991 to 1993, Mr. Urrea managed the Albuquerque Office of White Discount Securities. In 1990, Mr. Urrea was contract administrator for Foresight, Inc., an Albuquerque, laser-optics government contractor. In 1989, Mr. Urrea served as marketing director for HDI System, Inc. where he devised and implemented an international marketing plan for an ignition system for marine application. In 1985 and 1986, Mr. Urrea owned and operated Shannon Euro Motorcars, a European automobile importing and maintenance company. Mr. Urrea sold the business in 1986 to attend Baylor
University. Mr. Urrea received his Bachelor of Business Administration in Marketing and Business Broadcasting from Baylor University's Hankammer School of Business in 1989.

      DANIEL URREA has been Chief Financial Officer with Nexicon since its inception in January 1999. Prior to his involvement with the Nexicon, Mr. Urrea worked with Sycom International, manufacturer and distributor of Radio Telemetry Units. During that time Mr. Urrea was responsible for the maintenance of the accounting records for the company, and was instrumental in the development of the company's business plan. Before this, Mr. Urrea worked for Klaire International, an exporter of automotive accessories to Mexico, in the same capacity. From January 1996 thorough August 1996 Mr. Urrea worked with Equinox International, an international marketing and distribution company, where he was involved in sales and talent recruiting activities. In the Spring of 1995, Mr. Urrea received a Bachelors in Business Administration with a concentration in Finance from the Anderson Schools of Management at the University of New Mexico.


      FAMILY RELATIONSHIPS

      Richard Urrea, our President, Chief Executive Officer and sole director, is the brother of Daniel Urrea, our Chief Financial Officer.


      COMMITTEES

      Nexicon's Board of Directors serves as the audit committee. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert. Nexicon does not have any other committees.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by Nexicon, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005, 2004 and 2003 to Nexicon's three highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                      ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                         ----------------------------------------------   ----------------------------------------------------
                                                                             AWARDS                    PAYOUTS
                                                                                                         S
                                                           OTHER ANNUAL     RESTRICTED      OPTIONS/    LTIP       ALL OTHER
                                  SALARY      BONUS        COMPENSATION   STOCK AWARD(S)      SARS     PAYOUTS    COMPENSATION
                          ----   --------   ---------      ------------   ---------------   --------   --------   ------------

NAME AND PRINCIPAL
POSITION                  YEAR      ($)         ($)            ($)               ($)            (#)          ($)           ($)
                          ----   --------   ---------      ------------   ---------------   --------   --------   ------------

Richard Urrea,
Chief Executive           2005   $109,520          --                --                --         --         --             --
Officer, President        2004   $108,634          --                --                --         --         --             --
and Director              2003   $ 42,100   $  75,000(1)             --                --         --         --             --

Daniel Urrea,             2005   $ 87,666          --                --                --         --         --             --
Chief Financial Officer   2004   $ 49,896          --                --                --         --         --             --
And Secretary/Treasurer   2003   $ 30,333   $  75,000(1)             --                --         --         --             --


---------------
(1) A bonus of $75,000 each was accrued for Richard Urrea and Daniel Urrea for reduced salaries paid in the year ended December 31, 2003. These were paid by the issuance of 3,947,369 shares of the Company's $.001 par value common stock to each individual on October 17, 2005.


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


      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005.

                                                                                                              NUMBER
                                                                                                          OF SECURITIES
                                                                                                       REMAINING AVAILABLE
                                                         NUMBER                                        FOR FUTURE ISSUANCE
                                                      OF SECURITIES             WEIGHTED-AVERAGE    UNDER EQUITY COMPENSATION
                                                      TO BE ISSUED               EXERCISE PRICE               PLANS
                                                      UPON EXERCISE              OF OUTSTANDING       (EXCLUDING SECURITIES
                                            OF OUTSTANDING OPTIONS, WARRANTS        OPTIONS,                REFLECTED
                                                       AND RIGHTS              WARRANTS AND RIGHTS        IN COLUMN (A))
                                            --------------------------------   -------------------   ------------------------
                                                           (A)                        (B)                       (C)
                                            --------------------------------   -------------------   ------------------------

Equity compensation plans approved by
  security holders                                                   750,000   $              0.06                    750,000
Equity compensation plans not approved by
  security holders                                                         0   $                 0                          0
TOTAL                                                                750,000   $              0.06                    750,000

      No options have been granted to the named officers and directors.


      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act and the rules thereunder require Nexicon's officers and directors, and persons who beneficially own more than 10% of a registered class of Nexicon's equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish Nexicon with copies thereof. Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Nexicon believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with though not timely filed.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


      VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

      The following table sets forth, as of August 17, 2006, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                                       COMMON STOCK
                                                                    BENEFICIALLY OWNED
                                                             ---------------------------------
NAME/ADDRESS                                                 NUMBER                PERCENT (1)
------------------------------                               ------------       ---------------
Daniel Urrea                                                   8,993,369             4.24%
3009 Charleston NE
Albuquerque, New Mexico 87110
Richard Urrea                                                  8,668,369             4.10%
600 Alcalde SW #4D
Albuquerque, New Mexico 87104
ALL OFFICERS AND DIRECTORS AS A GROUP (2 PERSONS)             17,661,738             8.34%




                                                                       COMMON STOCK
                                                                    BENEFICIALLY OWNED
                                                             ---------------------------------
NAME/ADDRESS                                                 NUMBER                PERCENT (1)
------------------------------                               ------------       ---------------

Mathew Urrea - Tres Santos Limited Partnership (2)            10,000,000             4.71%
7850 Jefferson NE Suite 140
Albuquerque, New Mexico 87109
Mathew Urrea - Urrea Family Limited Partnership (2)            8,000,000             3.77%
7850 Jefferson NE Suite 140
Albuquerque, New Mexico 87109
Cornell Capital Partners, LP                          500,000 / 50,780,645        0.24% /
                                                                        (3)        23.93% (3)
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

---------------

(1) Applicable percentage of ownership is based on 212,183,351 shares of common stock outstanding as of August 17, 2006, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 17, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Nexicon.


(2) Mathew Urrea is the Trustee for and has beneficial ownership of the common stock held by the Urrea Family through these two partnerships. Mathew Urrea is a brother to Richard Urrea and Daniel Urrea.


(3)      As of August 17, 2006,  Cornell  directly owns 500,000 shares of common stock.  Cornell  would  own  an  additional  50,280,645  shares  if  it immediately converted the outstanding principal ($1,480,000) and accrued interest ($78,770) under the November 2005 Debentures, which it is entitled to do under the terms of said debentures. The foregoing conversion calculation is based on a recent share price of $0.031. However, under the terms of the November 2005 Debentures, Cornell may not own more than 4.9% of the Company's outstanding common stock unless the Company is in default under the debentures. The total number of shares shown as being beneficially owned by Cornell in the above table (50,780,645) assumes that Cornell converted all outstanding debentures that it holds without regard to the 4.9% ownership limitation.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On October 17, 2005, the Company issued 3,947,369 shares of its common stock to each of Richard Urrea and Daniel Urrea valued at a total of $150,000 as payment for bonuses accrued in the fiscal year ended December 31, 2004.

      On March 17, 2005, Nexicon decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. Nexicon agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI and issued an unsecured promissory note for $240,000 covering previously accrued wages and expenses. The note is payable as $20,000 at closing and $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months. This individual also received equipment located in the OSSI facility with a net book value of $15,213. In addition, Nexicon relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various trade names.

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

      Accrued expenses - related party includes an aggregate of $100,000 of unpaid prior year bonuses to employees, who are also shareholders, plus $125,820 of current year accrued wages.

      During the year ended December 31, 2004, the Company paid $100,200 to its affiliate Mercury Mobile, AS ("Mercury"), a closely-held Norwegian company of which Nexicon owns 2.5% of the issued and outstanding common stock. In addition, $74,864 was paid to a company affiliated with certain shareholders, for the cost of materials related to its ComSecure(C) Controller product, which amounts are included in cost of goods sold.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)   THE  FOLLOWING  EXHIBITS  ARE  FILED  AS PART  OF THIS  REGISTRATION
            STATEMENT:

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

2.2                   Letter of Intent between Ave and Nexicon dated July 9,   Incorporated by reference to Exhibit 2.2 to
                      1999                                                     the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

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

3.6                   Articles in Incorporation of Nexicon, Inc. the           Incorporated by reference to Exhibit 21.1 to
                      Wholly-owned Subsidiary Nexicon, Inc. (formerly Ave,     the Company's Annual Report on Form 10-KSB as
                      Inc.)                                                    filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.7                   Certificate of Amendment to Articles of Nexicon, Inc.    Incorporated by reference to Exhibit 21.2 to
                      to change name from Ave, Inc. to Nexicon, Inc.           the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.8                   Certificate of Amendment of Nexicon, Inc.                Incorporated by reference to Exhibit 21.3 to
                                                                               the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001


EXHIBIT NO.           DESCRIPTION                                              LOCATION

3.9                   Bylaws of Nexicon, Inc.                                  Incorporated by reference to Exhibit 21.5 to
                                                                               the Company's Annual Report on Form 10-KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 16, 2001

3.10                  Articles of Amendment and Restatement to Articles of     Incorporated by reference to Exhibit 3.10 to
                      Incorporation of AVE, Inc.                               Nexicon's Registration Statement on Form SB-2
                                                                               filed with the Securities and Exchange
                                                                               Commission on September 15, 2001

3.11                  Certificate of Amendment to Articles of Incorporation    Incorporated by reference to Exhibit 3.11 to
                      of Nexicon, Inc. filed with Nevada Secretary of State    Nexicon's Registration Statement on Form SB-2
                      on August 9, 2001                                        filed with the Securities and Exchange
                                                                               Commission on September 15, 2001

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

10.1                  Asset Purchase and Investment Agreement dated June 13,   Incorporated by reference to Exhibit 10.11 to
                      2003 between Nexicon, Inc. and American Indian Cigco,    the Company's Quarterly Report on Form 10QSB
                      LLC.                                                     as filed with the Securities and Exchange
                                                                               Commission on August 19, 2003.

10.2                  One Year Installment Note dated June 13, 2003, between   Incorporated by reference to Exhibit 10.12 to
                      Cyco.net, Inc. and American Indian Cigco, LLC.           the Company's Quarterly Report on Form 10QSB
                                                                               as filed with the Securities and Exchange
                                                                               Commission on August 19,2003

10.3                  Five Year Capital Note dated June 13, 2003, among        Incorporated by reference to Exhibit 10.13 to
                      Nexicon, Inc., American Indian Cigco, LLC and            the Company's Quarterly Report on Form 10QSB
                      CigCo-Epic Venture.                                      as filed with the Securities and Exchange
                                                                               Commission on August 19, 2003

10.4                  Purchase Agreement dated November 19, 2003 between       Incorporated by reference to Exhibit 10.14 to
                      Cyco.net, Inc. and Orion Security Services, Inc.         the Company's Current Report on Form 8K dated
                                                                               November 19, 2003 filed with the Securities
                                                                               and Exchange Commission on December 4, 2003.

                      Employment Agreement dated as of January 1, 2004         Incorporated by reference to Exhibit 10.18 to
10.5                  between Cyco.net and Richard Urrea                       the Company's Annual Report on Form 10KSB as
                                                                               filed with the Securities and Exchange
                                                                               Commission on April 13, 2004

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

10.7                  Share Exchange Agreement dated as of June 16, 2004       Incorporated by reference to Exhibit 99.1 to
                      between the Company and Pluto Communications             the Company's Current Report on Form 8K as
                      International A.S.                                       filed on March 2, 2004



EXHIBIT NO.           DESCRIPTION                                              LOCATION

10.8                  Amendment to Share Exchange Agreement between the        Incorporated by reference to Exhibit 99.2 to
                      Company and Pluto Communications International A.S.      the Company's Current Report on Form 8K as
                      dated as of November 15, 2004                            filed on March 2, 2005

10.-9                 Repurchase Agreement dated as of March 17, 2005          Incorporated by reference to Exhibit 99.1 to
                      between Nexicon and Robert V. Demson                     the Company's Current Report on Form 8K as
                                                                               filed on March 19, 2005

10.10                 Termination Agreement dated June 23, 2005 between the    Incorporated by reference to Exhibit 99.10 to
                      Company and Cornell Capital Partners, LP                 the Company's Current Report on Form 8-K as
                                                                               filed with the Securities and Exchange
                                                                               Commission on July 7, 2005


10.11                 Securities Purchase Agreement dated as of November 21,   Incorporated by reference to Exhibit 99.1 to
                      2005 by and between Nexicon, Inc. and Cornell Capital    the Company's Current Report on Form 8-K as
                      Partners, LP                                             filed with the Securities and Exchange
                                                                               Commission on November 28, 2005

10.12                 Investor Registration Rights Agreement dated as of       Incorporated by reference to Exhibit 99.2 to
                      November 21, 2005 by and between Nexicon, Inc. and       the Company's Current Report on Form 8-K as
                      Cornell Capital Partners, LP                             filed with the Securities and Exchange
                                                                               Commission on November 28, 2005


10.13                 Secured Convertible Debenture in the principal amount    Incorporated by reference to Exhibit 99.8 to
                      of $1,085,481 dated as of November 21, 2005, issued to   the Company's Current Report on Form 8-K as
                      Cornell Capital Partners, LP                             filed with the Securities and Exchange
                                                                               Commission on November 28, 2005


10.14                 Secured Convertible Debenture in the principal amount    Incorporated by reference to Exhibit 99.5 to
                      of $389,337 dated as of November 21, 2005, issued to     the Company's Current Report on Form 8-K as
                      Cornell Capital Partners, LP                             filed with the Securities and Exchange
                                                                               Commission on November 28, 2005

10.15                 Secured Convertible Debenture in the principal amount    Incorporated by reference to Exhibit 99.6 to
                      of $100,000.00 dated as of November 21, 2005, between    the Company's Current Report on Form 8-K as
                      Nexicon Inc. and Cornell Capital Partners, LP            filed with the Securities and Exchange
                                                                               Commission on November 28, 2005

10.16                 Amended and Restated Security Agreement dated as of      Incorporated by reference to Exhibit 99.7 to
                      November 21, 2005 between Nexicon, Inc. and Cornell      the Company's Current Report on Form 8-K as
                      Capital Partners, LP                                     filed with the Securities and Exchange
                                                                               Commission on November 28, 2005

10.17                 Warrant dated as of November 21, 2005 issued to          Incorporated by reference to Exhibit 99.9 to
                      Cornell Capital Partners, LP                             the Company's Current Report on Form 8-K as
                                                                               filed with the Securities and Exchange
                                                                               Commission on November 28, 2005

10.18                 Escrow Agreement dated November 21, 2005 by and among    Incorporated by reference to Exhibit 99.10 to
                      Nexicon, Inc., Cornell Capital Partners, LP and David    the Company's Current Report on Form 8-K as
                      Gonzalez, Esq.                                           filed with the Securities and Exchange
                                                                               Commission on November 28, 2005


EXHIBIT NO.           DESCRIPTION                                              LOCATION

10.19                 Termination Agreement dated as of November 21, 2005 by   Incorporated by reference to Exhibit 99.10 to
                      and between Nexicon, Inc. and Cornell Capital            the Company's Current Report on Form 8-K as
                      Partners, LP                                             filed with the Securities and Exchange
                                                                               Commission on November 28, 2005

10.20                 Form of Service Agreement, dated as of July 8, 2005 by   Incorporated by reference to Exhibit 99.11 to
                      and between Nexicon, Inc. and the Motion Picture         the Company's Current Report on Form 8-K as
                      Association of America                                   filed with the Securities and Exchange
                                                                               Commission on July 13, 2005

14                    Code of Ethics                                           Incorporated by reference to Exhibit 14.1 to
                                                                               the Company's 10-KSB for the year ended
                                                                               December 31, 2003 filed with the Securities
                                                                               and Exchange Commission on April 8, 2004

21                    List of Subsidiaries and States of                       Provided herewith
                      Organization/Incorporation

31.1                  Certification of Principal Executive  Officer pursuant   Provided herewith
                      to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2                  Certification of Principal Financial pursuant to Rule    Provided herewith
                      13a-14(a)/15d-14(a) Certification of the Exchange Act

32.1                  Certification of Principal Executive Officer pursuant    Provided herewith
                      to 18 U.S.C. Section 1350 as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

32.2                  Certification of Principal Financial Officer pursuant    Provided herewith
                      to 18 U.S.C. Section 1350 as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002


      (b) REPORTS ON FORM 8-K:

      On March 2, 2005, the Company filed a report on Form 8K announcing the acquisition of Pluto Communications International AS, on November 17, 2004.

      On March 19, 2005, the Company filed a report on Form 8K announcing the repurchase of 15,000,000 shares of its common stock held by the president of OSSI, Robert Demson.

      On July 7, 2005, the Company filed a Current Report on Form 8-K reporting the Termination Agreement with Cornell whereby the 2004 SEDA and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith, were terminated. Upon execution of such Termination Agreement, the Company entered into the 2005 SEDA with Cornell as described above.

      On July 26, 2005, the Company filed a Current Report on Form 8-K reporting that the Company and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company has returned its 35% ownership interest in Central Solutions and Central Solutions has returned the 10,000,000 shares of the Company's common stock received per said agreement.

      On November 28, 2005, the Company filed a Current Report on Form 8-K reporting the Securities Purchase Agreement with Cornell pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $2,000,000, and the Termination Agreement with Cornell whereby the 2005 SEDA and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of June 24, 2005 were terminated.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees billed for professional services rendered was $41,700 and $35,254 for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB and 8-K for those fiscal years.

      AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fee," amounted to $35,823 and $10,575, respectively, for the years ended December 31, 2005 and 2004.

      TAX FEES. Fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services amounted to $6,000 and $5,000, respectively for the years ended December 31, 2005 and 2004.

      ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2005 and 2004.

      AUDIT COMMITTEE POLICIES AND PROCEDURES. Nexicon's Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Nexicon by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board of Directors before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the SEC's rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of our auditor, Stark Winter Schenkein & Co., LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEXICON, INC.

Date:  August 30, 2006                 By: /s/ Richard Urrea
                                           ------------------------------
                                           Richard Urrea
                                           President and Chief Executive Officer

                                       By: /s/ Daniel Urrea
                                           ------------------------------
                                           Daniel Urrea
                                           Chief Financial Officer

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 30, 2006                 By: /s/ Richard Urrea
                                           ------------------------------
                                           Richard Urrea
                                           Director

                                  NEXICON, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                          PAGE

Report of Independent Registered Public Accounting Firm                   F-1

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

Consolidated Statements of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Nexicon, Inc.

      We have audited the accompanying consolidated balance sheet of Nexicon, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexicon, Inc. as of December 31, 2005, and the results of its operations, and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
June 30, 2006

                                  NEXICON, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
CURRENT ASSETS
  Cash                                                                     $     21,940
  Receivables, net of allowance for doubtful accounts of $35,439                  2,636
  Receivables - related parties                                                   9,325
  Receivable - ACC                                                               55,056
  Financing costs                                                               171,921
  Prepaid expense                                                                   473
                                                                           ------------
    Total current assets                                                        261,351
                                                                           ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $127,196              44,617
                                                                           ------------

OTHER ASSETS
  Financing cost, net                                                           146,944
  Deposits                                                                        2,902
                                                                           ------------

    Total other assets                                                          149,846
                                                                           ------------


                                                                           $    455,814
                                                                           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $    956,539
  Accrued expenses - shareholders                                               225,820
  Deferred gain                                                                  37,563
  Customer deposit                                                               40,000
                                                                           ------------
    Total current liabilities                                                 1,259,922
                                                                           ------------

CONVERTIBLE DEBENTURES (net of unamortized discounts of $1,574,495)                 322
DERIVATIVE FINANCIAL INSTRUMENTS                                              1,957,681
                                                                           ------------
NET LIABILITIES OF DISCONTINUED OPERATIONS                                      331,143
                                                                           ------------


STOCKHOLDERS' (DEFICIT)
  Common stock, $0.001 par value, 500,000,000 shares authorized,
  151,884,869 shares issued and outstanding                                     151,884
  Additional paid-in capital                                                 14,253,259
  Stock subscription receivable                                              (2,800,000)
  Accumulated (deficit)                                                     (14,820,534)
                                                                           ------------

                                                                             (3,215,391)
                                                                           ------------

  Other comprehensive income:
    Currency translation adjustment                                             122,137
                                                                           ------------

                                                                             (3,093,254)
                                                                           ------------


                                                                           $    455,814
                                                                           ============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NEXICON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                      2005             2004
                                                                                    (Restated)
                                                                 -------------    -------------

REVENUES                                                         $     394,146    $     495,990
                                                                 -------------    -------------
COSTS OF GOODS SOLD                                                    299,551          355,766
                                                                 -------------    -------------

GROSS PROFIT                                                            94,595          140,224
                                                                 -------------    -------------

OTHER COSTS AND EXPENSES
  General and administrative                                         1,869,169        1,471,697
  Research and development                                                  --           75,138
  Purchased research and development                                        --          601,260
  Non-cash stock compensation - general and administrative             726,783        1,850,105
  Loss on asset impairment                                             147,851          902,000
                                                                 -------------    -------------

                                                                     2,743,803        4,900,200
                                                                 -------------    -------------

OPERATING (LOSS)                                                    (2,649,208)      (4,759,976)
                                                                 -------------    -------------

OTHER INCOME (EXPENSE)
  Interest income                                                        1,478            7,510
  (Loss) on extinguishment of debt                                    (225,807)              --
  Interest (expense)                                                  (704,880)        (421,298)
  Derivative instruments income (expense)                              522,485         (106,109)
                                                                 -------------    -------------
                                                                      (406,724)        (519,897)
                                                                 -------------    -------------

(LOSS) BEFORE INCOME TAXES                                          (3,055,932)      (5,279,893)

INCOME TAXES (BENEFIT)                                                 (26,000)        (247,000)
                                                                 -------------    -------------

(LOSS) BEFORE DISCONTINUED OPERATIONS                               (3,029,932)      (5,032,873)

DISCONTINUED OPERATIONS
  Gain(loss) on sale of assets of discontinued operations              (14,110)          75,716
  Net (loss) from discontinued operations, net of income taxes
  (benefit) of ($26,000) and ($247,000), respectively                 (101,526)        (972,734)
                                                                 -------------    -------------
                                                                      (115,636)        (897,018)


NET (LOSS)                                                          (3,145,568)      (5,929,891)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment                               (5,093)          44,322
                                                                 -------------    -------------

NET COMPREHENSIVE (LOSS)                                         $  (3,150,661)   $  (5,885,569)
                                                                 =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED            125,077,480       96,573,504
                                                                 =============    =============

NET (LOSS) PER COMMON SHARE
  (Loss) from operations                                         $       (0.03)   $       (0.05)
  (Loss) from discontinued operations
                                                                            --            (0.01)
                                                                 -------------    -------------
                                                                 $       (0.03)   $       (0.06)
                                                                 =============    =============


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NEXICON, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                YEARS ENDED DECEMBER 31, 2004 (RESTATED) AND 2005

                                              Common Stock
                                     -------------------------------                                            Stock
                                                                          Additional       Deferred Stock    Subscription
                                          Shares          Amount        Paid in Capital     compensation      Receivable
                                      -------------    -------------    ---------------    --------------    -------------

Balance at December 31, 2003          $  85,715,931    $      85,716    $     7,697,969                --    $  (2,800,000)
Shares issued  for cash at $.05 -
  $.17 per share                          6,600,000            6,600            581,200                --               --
Shares issued  at $.07 - $.21 per
  share, pursuant to Equity Line of
  Credit repayments                       2,177,290            2,177            247,823                --               --
Shares issued  at $.07 - $.17 per
  share, pursuant to debenture
  conversions including embedded
  derivative instruments                    679,855              680            263,354                --               --
Shares issued for services at $.12
  - $.61 per share                        8,799,833            8,800          2,551,580          (543,996)              --
Shares issued for financing costs,
  pursuant to debenture issue at
  $.48 per share                            510,833              511            244,689                --               --
Shares issued at Pluto purchase at
  $.12 per share,                         5,010,496            5,010            513,342                --               --
Liabilities assumed at Pluto
  purchase                                       --               --            (83,371)               --               --
Shares issued at Central Solutions
  investment at $.12 per share
  pursuant to stock purchase
  agreement                              10,000,000           10,000            892,000                --               --
Currency translation adjustment                  --               --                 --                --               --
Net (loss) for the year                          --               --                 --                --               --
                                      -------------    -------------    ---------------    --------------    -------------

Balance at December 31, 2004
  (Restated)                            119,494,238          119,494         12,908,586          (543,996)      (2,800,000)
Shares issued  for cash at $.01 -
  $.10 per share                         23,100,000           23,100            258,900                --               --
Repurchase Demson shares                (15,000,000)         (15,000)            15,000                --               --
Central Solutions cancellation          (10,000,000)         (10,000)            10,000                --               --
Shares issued for services, at
  $0.01 - $0.02 per share                 3,258,400            3,259             61,103                --               --
Shares issued  at $.01 - $.07 per
  share, pursuant to Equity Line of
  Credit repayments including
  embedded derivative instruments        11,933,540           11,933            635,343                --               --
Shares issued at $.019 to officers
  and an employee for bonuses
  accrued in 2003                        10,526,317           10,526            189,474                --               --
Shares issued to employees as
  compensation, at $0.01 - $0.022
  per share                               5,506,250            5,506            112,919                --               --
Amortization Deferred Stock
  Compensation                                   --               --                 --           543,996               --
Shares issued  at $.01 - $.02 per
  share, pursuant to debenture
  conversions                             3,066,124            3,066             61,934                --               --
Currency translation adjustment                  --               --                 --                --               --
Net (loss) for the year                          --               --                 --                --               --
                                      -------------    -------------    ---------------    --------------    -------------
Balance at December 31, 2005            151,884,869    $     151,884    $    14,253,259    $           --    $  (2,800,000)
                                      =============    =============    ===============    ==============    =============

                                                                                         Currency
                                                                         Accumulated    Translation
                                                                          (Deficit)      Adjustment        Total
                                                                        ------------    ------------    ------------
Balance at December 31, 2003                                            $ (5,745,075)   $         --    $   (761,390)
  Shares issued  for cash at $.05 - $.17 per share                                --              --         587,800
  Shares issued  at $.07 - $.21 per share, pursuant to Equity Line of
    Credit repayments                                                             --              --         250,000
  Shares issued  at $.07 - $.17 per share, pursuant to debenture
    conversions including embedded derivative instruments                         --              --         264,034
  Shares issued for services at $.12 - $.61 per share                             --              --       2,016,384
  Shares issued for financing costs, pursuant to debenture issue at
    $.48 per share                                                                --              --         245,200
  Shares issued at Pluto purchase at $.12 per share,                              --          82,908         601,260
  Liabilities assumed at Pluto purchase                                           --              --         (83,371)
  Shares issued at Central Solutions investment at $.12 per share
    pursuant to stock purchase agreement                                          --              --         902,000
  Currency translation adjustment                                                 --          44,322          44,322
  Net (loss) for the year                                                 (5,929,891)             --      (5,929,891)
                                                                        ------------    ------------    ------------
  Balance at December 31, 2004 (Restated)                                (11,674,966)        127,230      (1,863,652)
  Shares issued  for cash at $.01 - $.10 per share                                --              --         282,000
  Repurchase Demson shares                                                        --              --              --
  Central Solutions cancellation                                                  --              --              --
  Shares issued for services, at $0.01 - $0.02 per share                          --              --          64,362
  Shares issued  at $.01 - $.07 per share, pursuant to Equity Line of
  Credit repayments including embedded derivative instruments                     --              --         647,276
  Shares issued at $.019 to officers and an employee for bonuses
  accrued in 2003                                                                 --              --         200,000
  Shares issued to employees as compensation, at $0.01 - $0.022 per
  share                                                                           --              --         118,425
  Amortization Deferred Stock Compensation                                        --              --         543,996
  Shares issued  at $.01 - $.02 per share, pursuant to
  debenture conversions                                                           --              --          65,000

  Currency translation adjustment                                                 --          (5,093)         (5,093)
  Net (loss) for the year                                                 (3,145,568)             --      (3,145,568)
                                                                        ------------    ------------    ------------
  Balance at December 31, 2005                                          $(14,820,534)   $    122,137    $ (3,093,254)
                                                                        ============    ============    ============


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NEXICON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    --------------------------
                                                                                        2005            2004
                                                                                                    (Restated)
                                                                                    -----------    -----------
OPERATING ACTIVITIES
  Net (loss)                                                                        $(3,145,568)   $(5,929,891)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Allowance for doubtful accounts                                                      35,349             --
    Depreciation                                                                         16,230         22,829
    Non-cash interest expense, including accretion of debt discount                     574,666        420,527
    Loss on asset impairment                                                            147,851        902,000
    (Gain) loss on sale of assets of discontinued operations                             14,110        (75,716)
    Derivative instruments (income) expense                                            (522,485)       106,109
    Loss on extinguishment of debt                                                      225,807             --
    Common stock issued for services and other non-cash items, net of deferred
      compensation                                                                      726,783      2,451,365
    Currency translation adjustment                                                      (5,093)        44,322
  Changes in assets and liabilities:
    (Increase) in receivables                                                           (29,164)       (20,138)
    (Increase) decrease in other assets                                                   4,953         (5,451)
    Increase in accounts payable and accrued expenses                                   329,310        407,575
    Increase  in net liabilities of discontinued operations                              78,362        170,834
    Increase  in accrued expenses - related party                                            --         99,337
    (Decrease) in deferred gain                                                          (9,362)            --
                                                                                    -----------    -----------
      Net cash (used in) operating activities                                        (1,558,251)    (1,406,298)
                                                                                    -----------    -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                                    (11,371)       (12,994)
  Acquisition of Mercury                                                                     --       (147,851)
  Cash received in Pluto acquisition                                                         --         24,890
                                                                                    -----------    -----------
    Net cash (used in) investing activities                                             (11,371)      (135,955)
                                                                                    -----------    -----------


FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                    282,000        587,800
  Payments on notes payable - related party                                             (80,000)        (1,000)
  Proceeds from notes and debentures                                                  1,350,000        900,000
  Proceeds from receivable - ACC                                                         10,000         75,716
                                                                                    -----------    -----------
    Net cash provided by financing activities                                         1,562,000      1,562,516
                                                                                    -----------    -----------

    Net increase (decrease) in cash                                                      (7,622)        20,263

CASH AT BEGINNING OF YEAR                                                                29,562          9,299
                                                                                    -----------    -----------

CASH AT END OF YEAR                                                                 $    21,940    $    29,562
                                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                            $        --    $        --
                                                                                    ===========    ===========
  Cash paid for income taxes                                                        $        --    $        --
                                                                                    ===========    ===========

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    --------------------------
                                                                                        2005            2004
                                                                                                    (Restated)
                                                                                    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING
  AND INVESTING ACTIVITIES
  Issuance of common stock pursuant to equity line of credit                        $   647,276   $        --
                                                                                    ===========   ===========
  Issuance of common stock for settlement of accrued bonuses                        $   200,000   $        --
                                                                                    ===========   ===========
  Issuance of common stock for financing costs                                      $        --   $   245,200
                                                                                    ===========   ===========
  Issuance of common stock for conversion of debt                                   $    65,000   $   325,000
                                                                                    ===========   ===========
  Equipment disposed of in stock repurchase                                         $    15,213   $        --
                                                                                    ===========   ===========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Nexicon, Inc. (the "Company") is the successor to Cyco.Net, Inc, (formerly AVE, Inc. a Nevada corporation) and operates through its wholly-owned subsidiaries, Cyco.net (a New Mexico corporation), Orion Security Systems ("OSSI", a Wisconsin corporation), and Nexicon, AS ("Pluto", formerly Pluto Communications International, AS, a Norwegian corporation), discussed below.

Prior to July 1, 2003, the Company's primary line of business was the sale of cigarettes through three websites to customers in the United States of America. Effective July 1, 2003, the Company sold its Internet tobacco products division, as more fully discussed in Note 12.

On November 19, 2003, the Company purchased all of the outstanding common stock of Orion Security Systems, Inc., a Wisconsin corporation whose primary line of business is the sale of its SatSecure(C) System and ComSecure(C) Controller., which are designed to provide bi-directional video, audio, data and alarm transfer between a wide variety of locations, including but not limited to land based positions, airborne aircraft, ships at sea, and a command and control center. In December 2004, management of the Company resolved to dispose of the SatSecure(C) division of OSSI, as more fully discussed in Notes 6 and 12.

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

The Company's core business is software development in two areas: Security Solutions and Billing Solutions. The Company's security solutions products provide for intellectual property security, business intelligence gathering, network monitoring and unified threat management. The billing system, known as the Charon Billing System, offers comprehensive billing processing and customer care solutions that can be used by a wide range of businesses. Combining development efforts with its facility and staff based in Bergen, Norway, with those in the United States, Nexicon is empowered to deliver its products on an international scope offering localized application customization. All of the Company's products are marketed under the name Nexicon, in the United States by Nexicon, Inc. the parent company and in Norway by Nexicon, AS. The Company entered into a Service Agreement with the Motion Picture Association of America (the "MPAA"), to supply Nexicon's line of next-generation security services worldwide. On December 7, 2005, effective January 1, 2006 the Company entered into a Service Agreement with Software Information and Industry Association ("SIIA") to provide online anti-piracy monitoring.


PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.


EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS

Investments in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

RECLASSIFICATIONS

Certain amounts presented in the previous year's financial statements have been reclassified to conform to the current year presentation.

RESTATEMENT AND CORRECTION OF AN ERROR

The accompanying financial statements have been restated for the year ended December 31, 2004, to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell Capital Partners, LP ("Cornell"). In October 2005, the staff (the "Staff") of the United States Securities and Exchange Commission (the "SEC") issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities (see Note
3). The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004, Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

REVENUE RECOGNITION

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

In November 2004, the Company through Pluto, added the service revenues from the sale of the Charon Billing in Norway and Sweden. On July 13, 2005, the Company entered into a Service Agreement with the Motion Picture Association of America (the "MPAA"), dated July 8, 2005, pursuant to which the Company will supply the MPAA with Nexicon's line of next-generation intelligence and data mining services worldwide. On December 7, 2005, effective January 1, 2006 the Company entered into a Service Agreement with Software Information and Industry Association ("SIIA") to provide online anti-piracy monitoring. Revenues are recognized at the completion of the related services, when they are earned.


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


ADVERTISING

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $1,362 in 2005 and $10,653 in 2004.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


TRADE AND OTHER RECEIVABLES

Trade receivables and other current receivables are stated on the balance sheet at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. During 2005, an allowance of $35,439 was recorded.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of derivative instruments is discussed below.


PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and office equipment, is stated at cost and is being depreciated using the straight-line method over the estimated economic lives of three to five years.


IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company recorded impairment losses of $147,851 and $902,000 in 2005 and 2004 respectively, as discussed in Note 13.

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

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

IN PROCESS RESEARCH AND DEVELOPMENT

The Company charges the cost of the purchased research and development acquired as part of an acquisition to operations if the acquired assets have no allocable items to be allocated to, technological feasibility has not yet been established and there is no alternative future use.


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


CONCENTRATIONS

There have been a number of adverse legislative, regulatory, political and other developments concerning the tobacco industry that have received widespread media attention. These developments have negatively affected the perception of potential and current customers with respect to the tobacco industry, and therefore had a significant influence in the Company's decision to sell its Internet tobacco products division as discussed in Note 12.


TRANSLATION OF FINANCIAL STATEMENTS

The Company's wholly-owned subsidiary Pluto (see Note 13) operates in Norway. The financial statements are translated from a functional currency (the Norwegian Kroner) which is not the U.S. dollar, in the following manner: assets and liabilities at the year-end rate; stockholders' (deficit) at historical rates and results of operations at the daily average exchange rates for the period.


COMPREHENSIVE INCOME

The Company follows SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.


RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

      a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;
      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
      e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006.


The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided financial statements have not yet been issued, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments held at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations;
      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
      3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities;
      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and
      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2005 and 2004, the Company incurred net (losses) of ($3,145,568) and ($5,929,891), respectively. At December 31, 2005, the Company had a working capital (deficit) of $(998,571), and stockholders' (deficit) of $(3,093,254). In addition the Company is subject to legal action (see Note 11).

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. As discussed in Note 13, the Company purchased a wholly-owned subsidiary, Pluto and through its Charon Billing and Operational Support System sales, in conjunction with Security Solutions sales hopes to attain profitable operations. The Company entered into a Service Agreement with the Motion Picture Association of America (the "MPAA"), dated July 8, 2005, pursuant to which the Company will supply the MPAA with Nexicon's line of next-generation intelligence and data mining services worldwide. On December 7, 2005, effective January 1, 2006 the company entered into a Service Agreement with Software Information and Industry Association ("SIIA") to provide online anti-piracy monitoring.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  NOTES PAYABLE AND DERIVATIVE LIABILITIES

FINANCING AGREEMENTS WITH CORNELL

In 2004, the Company entered into the following financing agreements with Cornell, all of which were mutually terminated on June 23, 2005:

      MARCH 23, 2004 STANDBY EQUITY DISTRIBUTION AGREEMENT (SEDA). Under the 2004 SEDA, the Company could, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased, Cornell would pay 99% of the average volume-weighted lowest price of the common stock for the five trading days immediately following the notice date. Cornell retained a fee of 5% of each purchase under the 2004 SEDA.

      On June 14, 2004, Cornell received a one-time commitment fee related to the 2004 SEDA of 490,000 shares of the Company's common stock. The shares issued in payment of the commitment fee were valued at $0.48 per share or $235,200, the fair market value of the shares at March 23, 2004 (the date of execution of the 2004 SEDA), and were capitalized as financing costs and were being amortized as interest expense over the two-year commitment period of the SEDA. On termination of the 2004 SEDA, the unamortized balance of the financing costs of $160,000 was expensed.

o In connection with the SEDA, the Company issued unsecured promissory notes to Cornell, as described below, aggregating $400,000 in 2004. A total of 11,933,540 shares of the Company's common stock with a fair market value of $410,208 were issued pursuant to the 2004 SEDA, the proceeds of which were used for partial repayment of these promissory notes.

o On August 4, 2004, the Company filed a Registration Statement on Form SB-2 to register up to 69,000,000 shares issuable under the 2004 SEDA.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


      MAY 5, 2004 SECURITIES PURCHASE AGREEMENT. Under this agreement, Cornell agreed to purchase from the Company, up to $500,000 of secured convertible debentures, as described below.

      2004 SECURED CONVERTIBLE DEBENTURES (PARTIALLY REFINANCED AS THE 2005 SECURED CONVERTIBLE DEBENTURES). On May 7, 2004, June 30, 2004 and August 13, 2004, Cornell purchased a total of $500,000 of Convertible Secured Debentures. The Company received net proceeds of $369,323, after payment of expenses of $130,677. The Debentures accrued interest at 5% per annum and were secured by a Security Agreement covering substantially all business assets. Principal plus accrued interest was payable in full two years after the date of issue, unless previously converted into shares of the Company's common stock. Cornell could convert, at any time, all or part of the principal plus accrued interest, at a per share price equal to the lesser of (i) 120% of the quoted closing bid price of the stock on the date of the debenture, or (ii) 80% of the lowest quoted closing bid price during the five trading days immediately preceding the conversion date.

o The conversion option embedded in the debentures was initially valued at $547,787 and was bifurcated and accounted for separately as a derivative instrument liability, as described below. The resulting discount from the face amount of the Debenture is being amortized as interest expense over the term of the Debenture.

o During the year ended December 31, 2004 Cornell converted $75,000 of the Debentures into 679,855 of the Company's common stock. The Debentures were mutually terminated by the Company and Cornell pursuant to the June 23, 2005 Termination Agreement and the outstanding $380,000 of the original principal amounts of $500,000, was refinanced as the 2005 Secured Convertible Debenture, as described below.

In July 5, 2005, the Company entered into the following financing agreements with Cornell, all of which were mutually terminated on November 21, 2005:

o 2005 SECURITIES PURCHASE AGREEMENT. Cornell agreed to purchase from the Company, up to $380,000 of secured convertible debentures pursuant to the terms contained in the 2005 Secured Convertible Debentures described below.

o 2005 STANDBY EQUITY DISTRIBUTION AGREEMENT. Under the 2005 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $20,000,000. For each share of common stock purchased, Cornell will pay 99% of the lowest volume-weighted average price of the common stock for the five trading days immediately following the notice date. Cornell will retain a fee of 5% of each purchase under the 2005 SEDA.

      In connection with the 2005 SEDA, the Company and Cornell entered into a Registration Rights Agreement, whereby the Company has agreed to register the shares issuable under the 2005 SEDA. The commitment period for the 2005 SEDA extends through the earlier of such time as Cornell has made aggregate advances of $20,000,000 or two years from the effective date of the Registration Statement.

o 2005 SECURED CONVERTIBLE DEBENTURE (THE REFINANCED 2004 SECURED CONVERTIBLE DEBENTURES). Effective as of June 24, 2005, the Company issued a $380,000 Secured Convertible Debenture to refinance the outstanding principal under the 2004 Secured Convertible Debentures, described above. The Debenture, which accrues interest at 5% per annum and matures on June 24, 2007, is secured by substantially all of the Company's assets.

o The Debenture was convertible at the holder's option, at any time up to maturity on June 24, 2007, at a price per share of $0.01. The difference between the fair market value of the shares at June 24, 2005, and the conversion price of $0.01 is a beneficial conversion feature; because the value of that beneficial conversion feature exceeded the amount of the Debenture, the entire proceeds of $380,000 were credited to additional paid-in capital. The resulting discount from the face amount of the Debenture was being amortized as interest expense over the term of the Debenture. At maturity, the remaining unpaid principal and accrued interest may, at the Company's option, either be paid in cash or converted into shares of common stock at the conversion price of $0.01. On November 21, 2005, the 2005 Secured Convertible Debenture was replaced by the November 2005 Debentures (below).

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


On November 21, 2005, the Company, entered into a Securities Purchase Agreement with Cornell pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $2,000,000 (the "November 2005
Debentures"). The November 2005 Debentures were issued as follows: (i) $1,085,481 of which was issued to replace secured promissory notes previously issued and sold to Cornell on March 3, 2005, in the principal amount of $1,000,000 plus $85,481 in accrued interest due and outstanding; (ii) $389,338 of which was issued to replace secured promissory notes previously issued and sold to Cornell on May 4, 2005, in the principal amount of $360,000 plus $29,338 in accrued interest due and outstanding; and (iii) $525,181 of which consists of new secured convertible debentures issued and sold (or to be issued and sold, as applicable) to Cornell as follows: (a) $100,000 was funded on November 22, 2005,
(b) $100,000 will be funded two business days prior to the date on which the Company files a registration statement (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") to register the securities underlying the November 2005 Debentures, and (c) $325,181 will be funded one business day prior to the Registration Statement being declared effective by the SEC.


The November 2005 Debentures are secured by substantially all of the Company's assets, have two-year maturity dates, and accrue interest at 10% per annum.


PROMISSORY NOTES

During the years ended December 31, 2004 and 2005, the Company issued to Cornell unsecured promissory notes bearing interest at 12% per annum, in the aggregate amount of $400,000 and $1,250,000, respectively, maturing in one year from issuance. The Company received $363,843 and $1,140,132, respectively, after payment of financing costs of $36,157 and $109,868, respectively. At November 21, 2005, the promissory notes were replaced by the issuance of Debentures in the amount of $1,085,481which equaled the principal balance on the promissory notes of $1,000,000 with accrued interest of $85,481 (see above).


DERIVATIVE INSTRUMENTS

The Company reviews the terms of convertible debt and equity instruments the Company issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the instruments are subject to registration rights agreements or where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

In connection with the financing of embedded compound derivative financial instruments, as more fully discussed above, the Company has recorded deferred financing fees relating to future debenture conversions, in the aggregate amount of $318,865, of which $171,921 is reflected as current and $146,944 is presented as non-current as of December 31, 2005.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

At December 31, 2005 and 2004, the following debt instruments and related bifurcated derivative instruments were outstanding:

                                                        ISSUE DATE          DECEMBER 31, 2005              DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
ISSUE DATE     EXPIRY DATE                              AIR VALUE       FAIR VALUE                      FAIR VALUE
                                                             OF             OF                              OF
                                                         BIFURCATED     BIFURCATED                      BIFURCATED         DEBT
                                                          EMBEDDED       EMBEDDED     DEBT CARRYING      EMBEDDED         CARRYING
                                                         DERIVATIVES    DERIVATIVES       VALUE         DERIVATIVES        VALUE
------------------------------------------------------------------------------------------------------------------------------------

05-07-2004     05-07-2006     $250,000 convertible
                              debenture                 $    251,435             --              --        $233,095       $    858

06-30-2004     06-30-2006     $100,000 convertible
                              debenture                      144,251             --              --         131,429            520

08-13-2004     08-13-2006     $150,000 convertible
                              debenture                      152,101             --              --         195,000          2,665

08-30-2004     08-30-2006     $250,000 unsecured
                              promissory note                216,835             --              --              --             --

11-30-2004     11-30-2006     $150,000 unsecured
                              promissory note                112,662             --              --         118,788        145,047

11-21-2005     11-21-2007     $1,085,479 convertible
                              debenture                    1,307,444      1,163,165             222              --             --

11-21-2005     11-21-2007     $389,338 convertible
                              debenture                      468,952        397,335              80              --             --

11-21-2005     11-21-2007     $100,000 convertible
                              debenture                      120,449        102,054              20              --             --
                                                                         ---------------------------------------------------------
Total debt and bifurcated derivatives                                    $1,662,554       $     322        $678,312       $149,090

                                                                         DECEMBER 31, 2005                 DECEMBER 31, 2004
ISSUE DATE     EXPIRY DATE             INSTRUMENT          FAIR VALUE    FAIR VALUE                        FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------------


11-21-2005     11-21-2012     15,000,000 common stock
                              warrants                      $340,123     $  295,127              --              --             --
                                                                         ----------       ---------        --------       --------
Total freestanding derivative instruments                                $  295,127              --              --             --
                                                                         ----------       ---------        --------       --------

Total debt and derivative instrument liabilities                         $1,957,681       $     322        $678,312       $149,090
                                                                         ----------       ---------        --------       --------

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



Secured Convertible Debentures; 10% per annum; due November 21, 2007   $ 1,085,479
Less: unamortized bifurcated embedded derivative instruments            (1,085,257)
                                                                       -----------
                                                                       $       222
                                                                       -----------

Secured Convertible Debentures; 10% per annum; due November 21, 2007   $   389,338
Less: unamortized bifurcated embedded derivative instruments              (389,258)
                                                                       -----------
                                                                       $        80
                                                                       -----------

Secured Convertible Debentures; 10% per annum; due November 21, 2007   $   100,000
Less: unamortized bifurcated embedded derivative instruments               (99,980)
                                                                       -----------
                                                                       $        20
                                                                       -----------

Total carrying value at December 31, 2005                              $       322
                                                                       ===========


NOTE 4.  RESTATEMENT AND CORRECTION OF AN ERROR

The financial statements for 2004 and the 2005 interim periods have been restated to reflect the correction of an error as discussed below. No other changes have been made.

The Company has amended its annual report for the year ended December 31, 2004, and quarterly reports for the quarters ended March 31, 2005 and June 30, 2005, to reflect the accounting for the convertible debentures and unsecured promissory notes in connection with the Company's financing transactions with Cornell . In October 2005, the staff (the "Staff") of the SEC issued a comment letter concerning the accounting for convertible debt instruments that are subject to a registration rights agreements and/or that have embedded derivative instruments. The Company has re-evaluated its debt agreements in light of the issues raised by the Staff in accordance with EITF 00-19 and has concluded that there are embedded derivative instruments that are required to be bifurcated and accounted for as derivative liabilities (see Note 3). The Company is responding to comments provided by the Staff in connection with the Company's December 31, 2004, Form 10-KSB and subsequent filings under the Securities Act of 1934, as amended.

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the year ended December 30, 2004, as previously reported from $(5,488,455) to $(5,929,891) or $(0.06)
per share. In addition, the liability for convertible debentures and notes payable to Cornell previously reported on the balance sheet was reduced $575,000 to $0, the amount reported on the balance sheet for derivative instruments was increased from $0 to $827,402. These restatements had no effect on our liquidity.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

During the year ended December 31, 2005, the Company issued 23,100,000 shares of its common stock for cash in the amount of $282,000, 5,506,250 shares to employees as compensation valued at $118,425, 3,947,369 shares to Richard Urrea valued at $75,000, 3,947,369 shares to Daniel Urrea valued at $75,000 and 2,631,579 shares to an employee valued at $50,000 as payment for bonuses accrued in the fiscal year ended December 31, 2003. The Company issued 1,439,900 shares to John Morrison for investor relations services valued at $31,177, 1,500,000 shares were issued to Brent Jay for market consulting services valued at $30,000 and 318,500 shares were issued to CCG Investor Relations for market consulting services valued at $3,185 in addition 3,066,124 shares were issued in connection with the conversion of $65,000 of debentures, and 11,933,540 shares valued at $647,276 were issued in connection with the Equity Line of Credit repayments, including embedded derivative instruments .

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

On January 14, 2005, Nexicon issued an unsecured promissory note to Cornell in the amount of $250,000 and received net proceeds of $225,033 after payment of financing costs of $24,967. Effective March 3, 2005, Nexicon issued an additional unsecured promissory note to Cornell in the amount of $1,000,000 and received net proceeds of $915,099, after payment of financing costs of $84,901. The loan was evidenced by a promissory note dated March 3, 2005, which has an interest at a rate of 12% per annum and was due on November 26, 2005. As a condition precedent to the loan, Nexicon agreed to issue and hold in escrow 40,000,000 shares of its common stock to be released in connection with repayment of the loan. On November 21, 2005, the promissory note was terminated and Cornell surrendered the promissory note and 35,889,410 shares of stock to Nexicon. In connection with the November 21, 2005 restructuring of the financing agreements with Cornell, as more fully discussed in Note 3, an additional $100,000 was advanced to the Company, resulting in $20,000 net to the Company, after financing costs and professional fees of $80,000. The balance of $1,085,481 outstanding on the promissory note as of November 21, 2005 was converted into the November 2005 Debentures. During the year ended December 31, 2005, the Company issued 11,933,540 shares of common stock with an aggregate value of $647,276 in connection with Equity Line of Credit repayments to Cornell (including embedded derivative instruments), at $.01 - $.07 per share.

On March 17, 2005, Nexicon discontinued operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement. The Company repurchased 15,000,000 shares of its common stock held by the President of OSSI.

On July 5, 2005, the Company refinanced the 2004 Secured Convertible Debentures as the 2005 Secured Convertible Debentures in the principal amount of $380,000, effective as of June 24, 2005. The 2005 Secured Convertible were convertible at the holder's option any time up to maturity at a conversion price per share equal to $0.01. At maturity, the remaining unpaid principal and accrued interest under the 2005 Secured Convertible Debenture would be, at Nexicon's option, either paid or converted into shares of common stock at a conversion price equal to $0.01. The 2005 Secured Convertible Debentures were secured by substantially all of our assets, and accrued interest at a rate of 5% per year and had a 2-year term. During the year ended December 31, 2005, 3,066,124 shares of common stock valued at $65,000 were issued in connection with the conversion of the debentures. The 2005 Secured Convertible Debentures was refinanced under the November 2005 Debentures.

On July 22, 2005, Nexicon and Central Solutions, Inc. agreed to terminate the Investment, Marketing and Distribution Agreement entered into on December 10, 2004. As a result of terminating said agreement, the Company returned its 35% ownership interest in Central Solutions and Central Solutions has returned the 10,000,000 shares of the Company's common stock received per said agreement.

During the periods covered by these financial statements the Company has issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the issuances if such exemptions were found not to apply, and this could have a material negative impact on the Company.

NOTE 6.  DISCONTINUED OPERATIONS

In December 2004, the Company, through its wholly-owned subsidiary OSSI, decided to discontinue its SatSecure(C) Systems division, pursuant to the terms of a Stock Repurchase Agreement with the President of OSSI, which was consummated on March 17, 2005 (see Note 12).

Operating  results of  discontinued  operations for the years ended December 31,
2005  and  2004,  are  shown  separately  in  the  accompanying   statements  of
operations.

Net sales and net income (loss) from discontinued operations are as follows:

                                     2005          2004
                                 -----------    -----------
Net sales                        $        --    $   174,810
                                 -----------    -----------
Net (loss)                       $  (101,526)   $  (972,734)
                                 ===========    ===========

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Net liabilities of discontinued operations, which were included in the Stock Repurchase Agreement, were as follows as of December 31, 2005 and 2004:

                                                   2005            2004
                                               ------------    ------------
Property and equipment - net                   $         --    $     16,020
Deposits                                                 --          11,179
Accounts payable and accrued expenses              (148,788)       (135,353)
Notes payable and accrued interest - related       (160,000)        (21,741)
Accrued expenses - shareholder                      (22,355)       (249,276)
                                               ------------    ------------
  Net liabilities of discontinued operations   $   (331,143)   $   (379,171)
                                               ============    ============


NOTE 7.  RELATED PARTY TRANSACTIONS

On October 17, 2005, the Company issued 3,947,369 shares each of its common stock to Richard Urrea and Daniel Urrea valued at a total of $150,000 as payment for bonuses accrued in the fiscal year ended December 31, 2003.

Accrued expenses - related party includes an aggregate of $100,000 of unpaid prior year bonuses to employees, who are also shareholders, plus $125,820 of current year accrued wages payable to the Company's employees/shareholders.


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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                 Reconciling          Tax
                                                     Item            Effect
                                                  ----------       ----------
       Net operating loss carry forward           $5,431,000       $1,853,000
                                                  ==========       ==========

The net operating loss carry forward will expire through 2025.

The deferred tax asset has been fully reserved as of December 31, 2005. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2005 was an increase of $337,000. The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from non-cash interest and services.


NOTE 9.  STOCK BASED COMPENSATION

STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 4,000,000 shares of common stock. The exercise price of each option shall be determined by the Compensation Committee or by the CEO with reference to factors such as current fair market value of the common stock, net book value per share, regular or other remuneration already being received by the optionee. The maximum term of the options is five years and they vest on the date granted. All options outstanding at December 31, 2005 have been granted to employees.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Summarized information relative to the Company's stock option plan is as follows:

                                                          Weighted
                                                           Average
                                   Number of Shares     Exercise Price
                                   ----------------    ----------------

Outstanding at January 1, 2003            1,350,000    $           0.06
Granted                                          --                  --
Exercised                                        --                  --
Forfeited                                  (600,000)               0.06
                                   ----------------    ----------------
Outstanding at December 31, 2004            750,000    $           0.06
Granted                                          --                  --
Exercised                                        --                  --
Forfeited                                        --                  --
                                   ----------------    ----------------
Outstanding at December 31, 2005            750,000    $           0.06
                                   ================    ================


An option for 600,000 shares expired in 2004 and the option for 750,000 shares are vested and expire in 2006.


NOTE 10.  STOCK PURCHASE WARRANT

In connection with the issuance of $1,085,481 (face amount) of convertible debentures effective November 21, 2005, as more fully discussed in Note 3, the Company issued 15,000,000 common stock purchase warrants, exercisable at $0.02 per share through November 21, 2012. The fair value of the warrants in the amount of $295,127 is included in derivative financial liabilities as of December 31, 2005.

NOTE 11.  CONTINGENT LIABILITY

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


NOTE 12.  SALE OR DISPOSITION OF BUSINESS


INTERNET TOBACCO PRODUCTS

Effective on July 1, 2003, the Company agreed to sell its Internet tobacco products business to American Indian CigCo, LLC ("ACC"). In conjunction with this purchase ACC agreed to purchase 2,000,000 shares of the Company's common stock. The purchase price aggregated $3,000,000 in the form of 2 notes payable as follows:

Payment for the assets of the business in the form of a note in the amount of $200,000 payable in 12 equal monthly installments of $16,667 commencing on August 1, 2003. The balance of the note plus accrued interest receivable was $55,056 at December 31, 2005.

Payment for the 2,000,000 common shares is payable in the form of a $2,800,000 note with interest at 7% per annum, on an interest only basis. The interest payments are due annually commencing on July 31, 2004 and the principal balance is due on July 31, 2008. Accrued interest receivable has not been reflected in the accompanying financial statements, as recognition will occur as proceeds are received.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Because the sale of the business and the common shares were made to a thinly capitalized entity and significant uncertainties exist related to the collectibility of the amounts due, the gain from the sale of the business will be deferred until such time as the proceeds are collected or until such time as the cash flows from the operating activities of the business sold are sufficient to fund the debt service. The deferred portion of the gain on the sale of the business aggregating $37,563 at December 31, 2005 is reflected as deferred revenue.

In addition, interest income from the $2,800,000 note receivable will be recognized as the proceeds are collected and the unpaid portion of the principal balance will be recorded as a reduction of stockholders' equity.


SATSECURE(C) SYSTEMS

In December 2004, the Company decided to discontinue operations of its OSSI SatSecure(C) Systems business, pursuant to the terms of a Stock Repurchase Agreement which was consummated March 17, 2005. The Company agreed to repurchase 15,000,000 shares of its common stock held by the president of OSSI for a total purchase price of $240,000 payable $20,000 at closing and a note payable for $220,000 payable in successive $20,000 increments on or before the 15th of the month for 11 consecutive months, plus equipment located in the OSSI facility with a net book value of $15,213, which is included in net liabilities of discontinued operations at December 31, 2004. In addition, the Company relinquished all right title and interest in any agreements associated with the SatSecure(C) technology and to various associated trade names. Accordingly, all revenues and associated costs related to the SatSecure(C) product are reflected as discontinued operations in the accompanying financial statements (Note 6). The balance of the note at December 31, 2005, was $160,000.


NOTE 13.  ACQUISITION OF ASSETS AND LOSS ON ASSET IMPAIRMENT

PLUTO

Effective November 15, 2004, the Company entered into a share exchange agreement with Pluto Communications International, AS ("Pluto") a Norwegian company, that provides a range of billing and customer care solutions for telecommunication carriers and service providers via their "Charon" billing and customer care real-time, client/server system. Pursuant to a Share Exchange Agreement between the Company and Pluto, Inc., dated June 16, 2004, and amended on November 15, 2004, to change the date of Closing to the date thereof, the Company issued 5,010,496 shares of common stock to Pluto in exchange for all of the issued and outstanding common stock of Pluto, which consists of 2,385,950 shares of common stock. The business combination has been accounted for as a purchase. The shares were valued at $.12 per share, the fair market value at November 15, 2004 ($601,260). The results of operations of Pluto have been included in the accompanying financial statements since the effective date of the acquisition. Pluto will continue its operations in Norway and will operate as a 100% wholly-owned subsidiary of the Company.

The purchase price was allocated as follows:

        Current assets                                        $    93,327
        Property and equipment                                     37,283
        Other assets                                                7,221
        Current liabilities                                      (221,202)
                                                              -----------
        Net liabilities acquired                              $   (83,371)
                                                              ===========

The assets acquired and liabilities assumed were recorded at fair value which equal the historical cost basis of Pluto, translated from the functional currency of Norwegian Kroner into U.S. dollars as of the date of acquisition, November 15, 2004. Included, is $23,688 of temporarily restricted cash to cover a portion of the Pluto employees' payroll tax withholdings, as required by Norwegian law. Since the funds are periodically remitted to the related taxing authorities, this amount is presented as a current asset at December 31, 2004. The excess of the purchase price paid over the value of the assets acquired, has been recorded as purchased research and development in the amount of $601,260 and charged to operations during the period ended December 31, 2004. (see below).

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

This acquired research and development represents products currently under development that have not yet been proven to be commercially feasible in the United States and have no alternative future use. Future projected cash flows of sales discounted to the present value using a reasonable discount rate viewed a nominal value and no future cash flows can be predicted in the United States with reasonable reliability. Therefore no value was assigned to the products under development as there remained a substantial amount of development to be done, the related risks of further development, the Company's lack of funds or commitment for funds for development.

The following unaudited summarized pro forma information for the year ended December 31, 2004, assumes the acquisition had occurred on January 1, 2004:

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


MERCURY MOBILE

Effective May 18, 2004, the Company entered into a Stock Purchase Agreement with Mercury Mobile AS ("Mercury"), a Norwegian Corporation, whereby the Company purchased 58,845 shares (2.5% of the then issued and outstanding Mercury shares) of Mercury for cash in the amount of $147,851. During the year ended December 31, 2004, the Company paid $100,200 to Mercury for certain materials related to its ComSecure Controller product, which amount is included in cost of goods sold .. The excess of the purchase price paid over the fair value of the assets acquired has been determined to be impaired as of December 31, 2005, and accordingly $147,851 has been charged to operations.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 14.  EXCLUSIVE PURCHASE AND SUPPLY AGREEMENT

Effective October 27, 2003, the Company through its wholly-owned subsidiary OSSI, entered into an exclusive purchase and supply agreement for certain specialized equipment, with the manufacturer, a foreign entity. The term of the agreement extends through December 31, 2006 and provides for two automatic two-year extensions. The agreement calls for an annual minimum purchase quota of (pound)160,000, denominated in UK Pounds. Pursuant to the terms of the Stock Repurchase Agreement discussed in Note 12, this agreement transferred to the president of OSSI, therefore as of March 17, 2005, the Company has no further obligation under this agreement.


NOTE 15.  COMMITMENTS


EMPLOYMENT AGREEMENTS

Effective January 1, 2004, the Company has entered into employment agreements with its three employees. The agreements call for aggregate annual salaries of $294,000, through December 31, 2008. At December 31, 2005, $93,380 is included in accrued expenses, related to these employment agreements.


DISTRIBUTOR AGREEMENT

Effective January 1, 2004, the Company, through its wholly-owned subsidiary OSSI, entered into an exclusive distributor agreement with a foreign entity. As per the terms of the agreement, OSSI is granted an exclusive license to distribute, promote, sell, install, service and otherwise maintain and reproduce by its own means, certain surveillance equipment to the U.S. government as well as non-exclusive rights to certain equipment for both the U.S. governmental and commercial entities. The term of the agreement extends to December 31, 2007 and provides for an automatic two-year renewal period. The agreement calls for the sale of a minimum of fifty licenses, of which at least five must be "Advanced". The cost per license for both the Advanced and Basic systems is, $80,000 and $40,000, respectively, with annual support agreement costs of $20,000 and $10,000, respectively. The Company, via verbal agreements with this distributor, is not in default on this agreement.


OPERATING LEASES

On January 29, 2004, the Company entered into an operating lease agreement for office space for its subsidiary, OSSI. The term commences February 1, 2004, and continues through April 30, 2007.

The Company remains liable on the OSSI lease through its term and is actively pursuing a sublessee, since the McLean, VA operations have been discontinued (see Notes 6 and 12). Effective April 1, 2004, the Company entered into an operating lease agreement for its corporate headquarters in Albuquerque, NM, commencing April 1, 2004, and continuing through March 31, 2006.

Future minimum lease payments pursuant to these agreements are as follows:

              Year ended
              December 31                Amount
              -----------            --------------
              2006                   $       87,781
              2007                           24,253
                                     --------------
                                     $      197,754
                                     ==============

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Aggregate rent expense amounted to $117,905 and $74,040 for the years ended December 31, 2005 and 2004, respectively, of which $19,420 and $22,508, respectively are included in discontinued operations (Note 6) and $98,485 and $51,532, respectively, are included in general and administrative expenses.


CONSULTING AGREEMENTS

Effective June 1, 2004, the Company entered into an agreement for financial consulting services. As consideration for the services, the Company issued 4,500,000 shares of its restricted common stock to this individual. The shares were valued at the fair market value of the stock on the effective date of the agreement, and will have piggy-back registration rights for a period of three years. As of December 31, 2005 and 2004, $502,658 and $667,342, respectively has been expensed as stock compensation. In addition, the Company has agreed to issue 1,500,000 additional shares to the consultant at September 1, 2006, at prices to be determined in the future, based on the fair market value of the stock at that time.


NOTE 16.  REPORTABLE SEGMENTS

The Company has two reportable segments, billing systems and security systems. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in
Note 1. All revenues generated in the segments are external. For the years ended December 31, 2005 and 2004, the total reportable segment information is as follows:

                                          Billing
                                         Solutions       Network                      Total as
                                          Systems        Security      Corporate      Reported
                                        -----------    -----------    -----------    -----------

For the year ended December 31, 2005:
  Reportable segments
    External revenues                   $    94,146    $   300,000    $        --    $   394,146
    Depreciation and amortization            14,398            581          1,251         16,230
    Operating (loss)                       (581,976)       (88,780)    (1,978,452)    (2,649,208)
    Assets                                   52,879             --        402,935        455,814
    Capital expenditures                      6,291             --          5,080         11,371

For the year ended December 31, 2004:
  Reportable segments
    External revenues                   $    47,480    $   448,510    $        --    $   495,990
    Depreciation and amortization            17,644          4,318            867         22,829
    Operating (loss)                       (202,979)      (545,026)    (4,011,971)    (4,759,976)
    Assets                                   73,756          3,265        376,550        453,571
    Capital expenditures                      2,000         10,994             --         12,994


External revenues for groups of similar products and services, consisted principally of the security systems, ($300,000) and telephone billing systems ($94,146). The security segment is operating and has derived its revenues from a single customer in the United States during the year ended December 31, 2005, and 2004. The Billing solutions systems segment is operating in Norway and has derived its revenues in Norway and Sweden.

                                  NEXICON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 17.  SUBSEQUENT EVENTS


STOCK ISSUANCE

Subsequent to December 31, 2005, the Company issued an aggregate of 46,958,482 shares of its common stock. 28,300,000 for cash in the amount of $273,000, 1,750,270 shares as compensation to employees valued at $35,005, 2,550,000 shares for services valued at $51,000, and 14,358,212 shares in connection with the conversion of $194,817 of debentures (Note 3).